Form 10-K
period 2007-12-31
Hard Rock Hotel Holdings, LLC
filed 2008-03-17
CIK 1418696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-52992

Hard Rock Hotel Holdings, LLC

(Exact name of registrant as specified in its charter)

Delaware	16-1782658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4455 Paradise Road, Las Vegas, NV	89169
(Address of principal executive office)	(Zip Code)

(702) 693-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Membership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0. There currently is no established public trading market for our membership interests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates”, “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements included in this report are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	changes in the competitive environment in our industry;

•	downturns in economic and market conditions, particularly levels of spending in the hotel, resort and casino industry;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	the seasonal nature of the hotel, casino and resort industry;

•	the use of the “Hard Rock” brand name by entities other than us;

•	risks associated with limited experience of our management team in managing a public company;

•	costs associated with compliance with extensive regulatory requirements;

•	increases in interest rates and operating costs;

•	increases in uninsured and underinsured losses;

•	risks associated with conflicts of interest with entities which control the Company;

•	the loss of key members of our senior management;

•	the impact of any material litigation;

•	risks related to natural disasters, such as earthquakes and hurricanes; and

•	the other risks discussed in this report in the section entitled “Risk Factors”.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1	BUSINESS

THE COMPANY

Hard Rock Hotel Holdings, LLC (the “Company,” “we,” “us” or “our”) is a Delaware limited liability company that was formed by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI” or the “Predecessor”) and certain related assets. HRHI owns the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”). As a result of the acquisition (the “Acquisition”), the Company is the successor (the “Successor”) to HRHI.

The closing of the Acquisition occurred on February 2, 2007, which we refer to as the “Closing Date.” On the Closing Date, pursuant to the terms of the applicable merger agreement and purchase and sale agreements relating to the Acquisition (the “Acquisition Agreements”), the Company acquired the Hard Rock, an approximately 23-acre parcel of land adjacent to the Hard Rock, the parcel of land on which the Hard Rock Cafe restaurant in Las Vegas is situated and plans, specifications and other documents related to a former proposal for a condominium development on the property adjacent to the Hard Rock. The aggregate purchase price for the Acquisition was approximately $770 million. In addition, we incurred approximately $81 million in costs and expenses associated with the Acquisition. The Acquisition of the Hard Rock and related properties and assets was financed through a combination of equity invested by the Company’s members and a new debt financing in the form of a real estate loan in the commercial mortgage-backed securities (“CMBS”) market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Also on the Closing Date, DLJ MB IV HRH, LLC (“DLJMB IV HRH”), DLJ Merchant Banking Partners IV, L.P. (“DLJMB Partners”), DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”), Morgans and Morgans Group LLC (“Morgans LLC”) entered into an Amended and Restated Limited Liability Company Agreement, which governs their relationship as members of the Company. DLJMB IV HRH, DLJMB Partners and DLJMB VoteCo are referred to as the “DLJMB Parties” and Morgans and Morgans LLC are referred to as the “Morgans Parties.”

Prior to March 1, 2008, the operation of the gaming facilities at the Hard Rock was conducted by a third party Casino Operator, Golden HRC, LLC, pursuant to a definitive lease agreement we entered into with it effective as of the Closing Date. We entered into the lease agreement with the Casino Operator because we had not yet obtained a license from the Nevada Gaming Commission to operate the gaming facilities, and were therefore prohibited from receiving any revenues from such facilities. We believed that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. The gaming operations conducted by the Casino Operator therefore were consolidated in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On January 24, 2008, we received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, subject to our Registration Statement on Form 10 becoming effective under the Exchange Act. The SEC declared our Registration Statement effective on February 14, 2008. On March 1, 2008, we assumed operation of the gaming facilities and the definitive lease agreement with the Casino Operator was terminated effective as of February 29, 2008.

The principal executive offices of the Hard Rock are located at 4455 Paradise Road, Las Vegas, Nevada 89169 and the telephone number is (702) 693-5000. The Hard Rock’s Internet website is located at www.hardrockhotel.com.

OVERVIEW OF HARD ROCK HOTEL AND CASINO

We own and operate the Hard Rock Hotel and Casino in Las Vegas, Nevada, which we believe is a premier destination entertainment resort with a rock music theme. Commencing operations in 1995, the resort is modeled after the highly successful Hard Rock Cafe restaurant chain and is decorated with an extensive collection of rare rock memorabilia. The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, and the “Hard Rock” name has grown to become widely recognized throughout the world. Since opening, the resort has developed a strong following among its target customer base, generally between the ages of 25 and 45, who seek a vibrant, energetic entertainment and gaming experience with the services and amenities associated with a boutique luxury resort hotel. As evidence of its appeal to its target customer base, the resort was selected in 2001 and 2002 by the Travel Channel as having one of “The Top 10 Pools” in the world. The resort has also been recognized in 2003 by What’s On for having the “Favorite Hotel Pool,” “Favorite Hotel Overall,” “Favorite Hotel Staff,” “Favorite Retail Store” and “Favorite Dance Club.”

The resort commenced operations March 9, 1995. An approximately $100 million expansion of the resort was completed during May 1999, which significantly enhanced and enlarged the resort. As of December 31, 2007, the resort consists of:

•	an eleven-story hotel tower with 646 stylishly furnished hotel rooms averaging approximately 500 square feet in size (including 63 suites and one 4,500 square foot “mega suite”);

•

an approximately 30,000 square-foot uniquely styled circular casino with 553 slot machines and 83 table games, for Las Vegas locals, as well as tourists, where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;

•	an approximately 3,600 square-foot retail store, a jewelry store and a lingerie store;

•	an approximately 8,500 square-foot nightclub, called “Body English,” with a capacity of 1,100 persons;

•	an approximately 6,000 square-foot banquet facility with a capacity of 390 persons;

•	a premier live music concert hall, called “The Joint,” with a capacity of 2,050 persons which successfully draws audiences from Las Vegas visitors, as well as the local Las Vegas population;

•	a beach club including a 300-foot long sand bottomed tropical theme outdoor swimming pool area, with a water slide, water fall, a running stream and underwater rock music (the “Beach Club”);

•	five high quality restaurants at multiple price points (Nobu, Ago, AJ’s Steakhouse, Pink Taco and Mr. Lucky’s), and a Starbucks;

•	three cocktail lounges, including an elevated Center Bar surrounded by the circular gaming floor; and

•	an approximately 8,000 square-foot spa/salon/fitness center, called the “Rock Spa.”

BUSINESS STRATEGY

We believe our continued success in the Las Vegas marketplace is attributable to our unique positioning of the resort. Our business and marketing strategy for the resort is to create a vibrant and energetic entertainment and gaming environment that primarily appeals to a customer base of youthful individuals. We successfully use the Hard Rock theme, vibrant atmosphere and personalized service to differentiate the resort from the substantially larger “mega resorts” approximately one mile west on the Las Vegas Strip. Key elements of our strategy include the following:

Target Clientele

We believe that we have successfully differentiated the resort in the Las Vegas market by targeting a predominantly youthful and “hip” customer base, which consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry. To attract this target audience, we promote the resort as “the place to be” in Las Vegas. The “Hard Rock Hotel” trademark, the “Hard Rock Casino” trademark along with an extensive network of contacts in the music and entertainment industry have helped to attract a number of famous actors, musicians and celebrities to the resort. We believe these customers form a combined demographic group that continues to be underserved by competing facilities despite recent competition from other properties in Las Vegas.

Entertainment

As a live music venue with a capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. We believe that as a result of hosting concerts by famous musicians which in 2007 included, among others, legends such as Steve Winwood, Mary J. Blige, BB King, Willie Nelson, Ozzy Osbourne, more recent phenomena such as AFI, Korn, Three Days Grace, Jimmy Eat World, and cutting edge groups such as the Kottonmouth Kings and Interpol, The Joint continues to be a premier venue in Las Vegas for live popular music. We also believe The Joint continues to be a favorite venue for musicians due to its intimacy and relatively small capacity. The resort has in the past year also hosted special events such as 944 magazine’s two-year anniversary party, televised mixed martial arts and boxing events, and Rolling Stone magazine’s 40th anniversary celebration. We believe The Joint’s concerts and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

Gaming Mix Targeted To Customer Base

As of December 31, 2007, our casino housed 553 slot machines, 83 table games and an approximately 1,100 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the resort’s rock music theme, as well as more traditional machines.

Significant Revenues From Non-Gaming Operations

We derive significant revenues from non-gaming operations. Our hotel, beach club, retail, food and beverage, and other operations allow us to market the resort as a full-service destination. Our diversified revenue base should allow us to be less dependent on the casino as a source of revenues and profits once we have assumed the operation of the gaming facility at the Hard Rock. We believe this diversified revenue base may result in less volatility in our earnings.

Emphasis on Customer Service

We believe that one of the cornerstones of our business strategy is providing our customers with a high level of personal service. Our management trains our employees to interact with guests and continually strives to instill in each employee a dedication to superior service designed to exceed guests’ expectations. Our senior management is a visible proponent of the resort’s emphasis on customer service and regularly speaks to employees and customers. In addition, management personally responds to suggestions made on comment cards placed in each of the resort’s hotel rooms.

LOCATION

The resort occupies what we believe is one of the most highly visible and easily accessible sites in Las Vegas. The resort is located on approximately 41 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Las Vegas Strip, the main tourist area in Las Vegas. We believe the resort represents an attractive alternative for tourists, business travelers and locals who wish to avoid the crowds and congestion of the Las Vegas Strip, while maintaining close and easy access to the Las Vegas Strip. We have agreements with major hotels and casinos and retail establishments pursuant to which shuttle services are provided between such locations and the resort. We believe the resort’s location is particularly attractive due to its proximity to:

•	a high concentration of popular Las Vegas restaurants and nightclubs;

•	the Las Vegas Convention Center;

•	the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas’ primary sporting and special events arena; and

•	a number of non-gaming hotels, which have an aggregate of more than 1,000 guest rooms.

THE RESORT

As of December 31, 2007, the resort consists of the hotel, casino, retail stores, Body English, banquet facility, The Joint, Beach Club, five restaurants, three cocktail lounges, Rock Spa, Brannon Hair and a Starbucks.

The Hotel

The hotel’s eleven-story tower houses 646 spacious hotel rooms, including 582 guest rooms and 63 suites and one 4,500 square foot “mega suite.” The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room. Our “mega suite” is approximately 4,500 square feet in size and includes numerous amenities. Consistent with the resort’s distinctive decor, the hotel rooms are stylishly furnished with stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians. The rooms also include special amenities such as large 42-inch plasma screen televisions with high speed internet access, stereo systems and French doors that open to the outdoors. A full-service concierge and 24-hour room service are available to all guests of the hotel.

The following table illustrates certain historical information relating to the hotel for the period from February 2, 2007 to December 31, 2007 and for the preceding three fiscal years:

	Period From February 2, 2007 to December 31, 2007	Year Ended
		December 31, 2006	December 31, 2005	December 31, 2004
Average number of hotel rooms	638	642	642	648
Average occupancy rate(1)	94.6%	95.3%	94.4%	93.5%
Average daily rate(1)	$207	$183	$169	$151

(1)	The Company calculates (a) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (b) average occupancy rate by dividing total rooms occupied by total number of rooms available. The Company accounts for lodging revenue on a daily basis. As is customary for companies in the gaming industry, average occupancy rate and average daily rate include rooms provided on a complimentary basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduces average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue the Company would otherwise receive. The Company does not separately account for the number of occupied rooms that are provided on a complimentary basis, and obtaining such information would require unreasonable effort and expense within the meaning of Rule 12b-21 under the Exchange Act.

The Casino

We believe that the innovative, distinctive style of the 30,000 square-foot circular casino at the Hard Rock is a major attraction for both Las Vegas visitors and local residents. The casino is designed with an innovative circular layout around the elevated Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino as well as play Blackjack at three gaming tables in the bar. Rock music is played continuously to provide the casino with an energetic and entertaining club-like atmosphere. In addition, the casino promotes a friendly, intimate atmosphere by encouraging its employees to smile at and interact with casino players. Dealers, for example, are encouraged to “High Five” winning players.

As of December 31, 2007, the casino houses 83 table games including 59 Blackjack tables, five Craps tables, five Roulette tables, one Caribbean Stud Poker table, one Midi Baccarat table, one Mini-Baccarat table, one War table, two Three Card Poker tables, one Big 6 table, one Let-it-Ride table, one Rapid Roulette table, one No-Bust Blackjack table, two Bonus Texas Holdem tables, one Royal Holdem Poker table and one Pai-Gow Poker table, 553 slot and video machines, an approximate 1,100 square-foot race and sports book, as well as the 2,000 square-foot Center Bar. Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics, distinctive slot signage, guitar-neck-shaped levers on certain slot machines and piano-like roulette tables complete with keyboards.

Retail

The resort’s retail operations consist of the Retail Store, a 3,600 square-foot retail shop. Visitors may purchase clothing and other accessories, including merchandise displaying the popular “Hard Rock Hotel” and “HRH” logos, from the Retail Store and from a sundry store located in the resort. Our retail operations offer a convenient and inexpensive outlet to market and advertise the “Hard Rock Hotel” trademark and attract other Las Vegas visitors to the resort. Our in-house design team is responsible for maintaining the consistency of the Resort’s image while creating new merchandise to expand and diversify the retail selection.

Body English

During May 2004, the Company opened Body English. Body English is an approximately 8,500 square-foot facility, with a 1,100 person capacity, featuring two rooms on two levels, including a sunken dance floor, three bars and lighting and sound equipment featuring popular and innovative DJs from all around the country to provide the proper entertainment to attract our target clientele.

Banquet Facility

Our 6,000 square-foot conference center and entertainment area has capacity for 390 persons. The banquet facility is located adjacent to the Beach Club area and can accommodate one large event/group and has the capability of being separated into three distinct 2,000 square-foot convention spaces.

The Joint

As a live music venue with a capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. We believe that as a result of hosting concerts by famous musicians which in 2007 included, among others, legends such as Steve Winwood, Mary J. Blige, BB King, Willie Nelson, Ozzy Osbourne, more recent phenomena such as AFI, Korn, Three Days Grace, Jimmy Eat World, and cutting edge groups such as the Kottonmouth Kings and Interpol, The Joint continues to be a premier venue in Las Vegas for live popular music. We also believe The Joint continues to be a favorite venue for musicians due to its intimacy and relatively small capacity. The resort has in the past year also hosted special events such as 944 magazine’s two-year anniversary party, televised mixed martial arts and boxing events, and Rolling Stone magazine’s 40th anniversary celebration. We believe The Joint’s concerts and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.

The Beach Club

The Beach Club features a 300-foot long, sand bottomed pool with a water slide, a water fall, a running stream and underwater rock music. The Beach Club also features beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools. In addition, the Beach Club features swim-up blackjack, a Beach Club bar and grill, 37 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas, providing the perfect party space amid thousands of tons of imported sand. The private cabanas include water misters, a refrigerator, a safe, a television and (for an additional fee) an on-site massage service.

Food and Beverage

The resort offers its patrons a selection of high-quality food and beverages at multiple price points. The resort’s food and beverage operations include five restaurants (Ago, AJ’s Steakhouse, Pink Taco, Mr. Lucky’s, and Nobu), three bars in the casino (the Las Vegas Lounge, Sports Deluxe and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. AJ’s Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 1960’s Las Vegas, with an open kitchen, and serves prime Chicago stockyard beef. Pink Taco, with seating capacity of approximately 150 persons, is a stylish, authentic Mexican eatery with seasonal outside dining. Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the resort. In early January 2008, we opened Ago, an elegant Northern Italian trattoria, which also has seating capacity for approximately 180 persons.

Both the 1,800 square-foot Las Vegas Lounge and the approximately 2,000 square-foot Center Bar have become popular with both Las Vegas tourists and local residents who are attracted to the resort’s entertainment and vibrant, energetic atmosphere. As a result, these bars frequently reach their service capacity on weekends, holidays and when special events and concerts are held in The Joint or at the Beach Club. In addition, The Joint and the Beach Club offer their customers a selection of menu items and beverages.

The Hard Rock Cafe

The resort also features a world famous Hard Rock Cafe, known as the Hard Rock Cafe, Las Vegas. Although not operated by the resort, we believe the Hard Rock Cafe Las Vegas adds another mid-priced restaurant venue to appeal to our clientele.

The Rock Spa

Our health club and spa facilities feature amenities such as treadmills, stair-masters, stationary bicycles, CYBEX machines, a variety of free weights, steam rooms, showers, massage, facial and other personal services. We believe the Rock Spa is a facility suitable for a first class destination resort.

Banquets and Corporate Events

The resort hosts a number of corporate events, conventions, banquets and private parties for up to 3,000 persons. Past clients include Callaway Golf, ESPN, HBO, VH1, Red Bull, PeopleSoft, Coors Brewing Co., Sketchers, Jack Daniels, Microsoft, Toyota, Sony, Goldman Sachs, Xerox, Wells Fargo and Sprint PCS. Depending upon the size of the event, customers can choose to host their corporate functions, conventions and banquets either indoors, at The Joint or in the Banquet facility, or outdoors, around the swimming pool at the Beach Club.

EXPANSION AND RENOVATION PROJECT

In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations are scheduled to be completed in 2008. We expect the expansion to be complete by late 2009.

MARKETING

Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons. Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks. We employ targeted marketing programs through the use of our proprietary database, which contains in excess of 400,000 names and addresses and in excess of 300,000 email addresses. This proprietary database was acquired by the Company in the Acquisition. The resort is aggressively marketed not only through domestic and international public relations activities, direct mail, internet blasts, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry. The Hard Rock also hosts many well-publicized and often televised events such as the World Extreme Cage Fighting, Top Rank Boxing and various awards shows. We believe these types of events are held at the resort because its stylish and distinctive atmosphere is consistent with the theme of the events. The events, in turn, reinforce the resort’s image as a destination resort among its target clientele. The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the resort’s image.

The casino marketing staff has developed the Rockstar Player’s Club program for visitors to the casino. The Rockstar Player’s Club player loyalty program utilizes a casino player tracking card. The program, which is available to all casino visitors, tracks each patron’s gaming record, and based upon the level of gaming activity, members may become eligible for discounted or complimentary services, invitations to special events and merchandise at the resort.

Management targets local residents through direct mail advertising as well as through hosting special events and parties specifically geared to the local population. In addition, management believes the off-Las Vegas Strip location and close proximity to a variety of restaurants and nightclubs attracts local residents to the resort.

TRADEMARKS

“Hard Rock Hotel” and “Hard Rock Casino” are registered trademarks owned by Hard Rock Cafe International (USA), Inc., which is controlled by the Seminole Tribe of Florida. We have obtained the exclusive, royalty-free and perpetual right to use and exploit these trademarks in connection with hotel/casino operations or casino operations in the State of Illinois and all states and possessions of the United States that are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area, the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area, British Columbia, Canada. In addition, we have obtained the right to sell licensed merchandise bearing the geographic location where it is sold in stores located in or contiguous to a Hard Rock Hotel/Casino or a Hard Rock Casino and licensed merchandise bearing the Interest address through the Internet.

LAS VEGAS MARKET

During 2007, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”), gaming revenues in Clark County reached approximately $10.9 billion. In addition, according to the LVCVA:

•	the number of visitors traveling to Las Vegas was approximately 39.2 million in 2007, representing a compound annual growth rate of approximately 4.2% since 1988’s 17.2 million visitors;

•	the aggregate expenditures by Las Vegas visitors was $39.4 billion in 2006 and $10.0 billion in 1988, representing a compound annual growth rate of 7.9%; and

•	the number of hotel and motel rooms in Las Vegas was 67,391 in 1989 and 132,947 in 2007, representing a compound annual growth rate of approximately 3.9%.

We believe the addition of quality themed hotel casinos and resorts during recent years will continue to increase visitor traffic to Las Vegas and we will benefit in particular due to our unique niche and proximity to the Las Vegas Strip.

The following table sets forth certain statistical information for the Las Vegas market for the years 2003 through 2007, as reported by the LVCVA.

LAS VEGAS MARKET STATISTICS

	2003	2004	2005	2006	2007
Visitor Volume (in thousands)	35,540	37,389	38,566	38,915	39,197
Clark County Gaming Revenues (in millions)	$7,831	$8,711	$9,709	$10,643	$10,868
Hotel/Motel Rooms	130,482	131,503	133,186	132,605	132,947
Airport Passenger Traffic (in thousands)	36,266	41,442	44,267	46,193	47,728
Convention Attendance (in thousands)	5,658	5,725	6,166	6,308	6,209

COMPETITION

The Hard Rock, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that the Hard Rock seeks to enhance its revenue base by offering its own various resort amenities, it competes with the service offerings provided by these Las Vegas resorts. Some of these hotel casinos are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years. There can be no assurance the Las Vegas market will continue to grow or hotel casinos will continue to be popular, and a decline or leveling off of the growth or popularity of such facilities would adversely affect our financial condition and results of operations.

We face additional competition from competing “Hard Rock” hotels and hotel casinos that may be established in jurisdictions other than Las Vegas. Although we have obtained the exclusive, royalty-free and perpetual right to use and exploit the “Hard Rock Hotel” and the “Hard Rock Casino” trademarks in connection with hotel/casino operations or casino operations in the State of Illinois and all states and possessions of the United States that are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area, the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area, British Columbia, Canada, Hard Rock Cafe International (USA), Inc., which is controlled by the Seminole Tribe of Florida, is the sole owner of the rights to the “Hard Rock Cafe,” the “Hard Rock Hotel” and the “Hard Rock Casino” trademarks. As a result, Hard Rock Cafe International (USA), Inc., or its licensee, can use and exploit the “Hard Rock” name and logo, other than in connection with hotel/casino operations or casino operations in our exclusive territory, including marketing “Hard Rock” merchandise anywhere in the world. For example, Hard Rock Cafe International (USA), Inc. has licensed the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida. There can be no assurance that our business and results of operations will not be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control.

The resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of other jurisdictions in which gaming is now permitted. The resort also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. The

California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. In February 2008, additional propositions were approved in California permitting certain Indian tribes to increase the number of slot machines on their properties. Continued proliferation of gaming activities permitted by Proposition 1A may materially negatively affect Nevada gaming markets and our financial position and results of operations. Management is unable, however, to assess the magnitude of the specific impact on us. See “Risk Factors—Risks Related to Our Business—We face intense local competition which could impact our operations and adversely affect our business and results of operations.”

EMPLOYEES

As of December 31, 2007, we had 1,319 full-time employees and 498 on-call employees who are employed on an as-needed basis. None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas. We have been approached by unions on various occasions and cannot assure that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.

NEVADA GAMING REGULATION AND LICENSING

Introduction

The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that we will obtain all required registrations, licenses and approvals on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances. The Hard Rock is subject to the licensing and regulatory control of the Nevada Commission, the Nevada State Gaming Control Board (the “Nevada Board”), and the Clark County Liquor and Gaming Licensing Board (the “Clark County Board” and, together with the Nevada Commission and the Nevada Board, the “Nevada Gaming Authorities”).

Owner and Operator Licensing Requirements

On January 24, 2008, our indirect subsidiary, HRHH Gaming LLC, received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, subject to our Registration Statement on Form 10 becoming effective. The SEC declared the Registration Statement effective on February 14, 2008, and we assumed operation of the gaming facilities on March 1, 2008. HRHH Gaming, LLC is licensed to operate the gaming facilities at the Hard Rock as a nonrestricted licensee, which we refer to herein as a company licensee. As a company licensee, HRHH Gaming, LLC must pay periodic fees and taxes. The gaming licenses are not transferable.

Company Registration Requirements

We have been registered with the Nevada Commission as a “publicly traded corporation,” which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act. The Company and its subsidiaries in the line of ownership of HRHH Gaming, LLC have been found to be suitable by the Nevada Commission to own the equity interests of their respective subsidiaries and have been registered with the Nevada Commission as intermediary companies.

We are required to submit detailed financial and operating reports to the Nevada Commission and provide any other information that the Nevada Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Commission.

Individual Licensing Requirements

No person may become a stockholder of, or receive any percentage of the profits of, a registered intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We and our officers, directors and certain key employees have filed applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws

If the Nevada Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming license, once obtained. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Commission, at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate the gaming-related activities at the Hard Rock and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses we may obtain and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.

Requirements for Security Holders

Regardless of the number of shares or other interests held, any beneficial holder of the voting or non-voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities determined if the Nevada Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, own up to 19% of the voting securities of a registered company for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board at directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or by the Chairman of the Nevada Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to our Company;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•

fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Approval of Public Offerings

A registered company may not make a public offering of its securities without the prior approval of the Nevada Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada Board or the Nevada Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Nevada Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, such as our Company, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Nevada Board Chairman has ruled that it is not necessary to submit an application.

Approval of Changes in Control

We must obtain prior approval of the Nevada Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.

Entities seeking to acquire control of a registered company must satisfy the Nevada Board and Nevada Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:

•	a percentage of the gross revenue received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax is also paid by gaming operations where entertainment is furnished in connection with admission fees, the selling or serving of food or refreshments or the selling of merchandise.

Foreign Gaming Investigations

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•

engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

License for Conduct of Gaming and Sale of Alcoholic Beverages

The conduct of gaming activities and the service and sale of alcoholic beverages at the Hard Rock are subject to licensing, control and regulation by the Clark County Board. In addition to approving the licensee, the Clark County Board has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon the operations of the Hard Rock.

AGREEMENTS GOVERNING THE OPERATION OF THE HARD ROCK

Joint Venture Agreement

The DLJMB Parties and Morgans Parties have entered into an Amended and Restated Limited Liability Company Agreement (the “JV Agreement”), dated February 2, 2007, that governs their relationship with each other as our members.

Classes of Membership Interests. We have two classes of membership interests: Class A Membership Interests and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by our members. Except as provided by law, the holders of Class B Membership Interests do not have any right to vote. As of December 31, 2007, DLJMB VoteCo and Morgans held 67% and 33% of our Class A Membership Interests, respectively. As of December 31, 2007, DLJMB IV HRH, DLJMB Partners and Morgans LLC held approximately 49%, 18% and 33% of our Class B Membership Interests, respectively.

Initial Capital Contributions. On February 2, 2007, the DLJMB Parties contributed cash equity capital to us to provide a portion of the funds necessary to consummate the Acquisition, and the Morgans Parties were deemed to have contributed cash equity capital to us by virtue of the application of the escrow deposits under the Acquisition Agreements to the purchase price for the Acquisition and by virtue of the credit given to Morgans LLC for the expenses it incurred in connection with the Acquisition. DLJMB VoteCo and Morgans contributed (or were deemed to have contributed) a de minimus amount of capital for their Class A Membership Interests.

Additional Capital Contributions. The JV Agreement provides that DLJMB IV HRH will request that our members make additional capital contributions to us to fund the expansion of the Hard Rock pursuant to a budget approved by our board of directors. In the event of such a request, each of our members is entitled, and may be required, to fund its pro rata portion of the capital contribution in accordance with its percentage interest. The JV Agreement provides that under certain circumstances a member may fund its portion of the expansion capital by posting (or causing an affiliate to post) a letter of credit in accordance with the terms of our CMBS facility. The Morgans Parties may elect not to participate in an expansion capital call, in which case, subject to the JV Agreement, the DLJMB Parties will fund the Morgans Parties’ share of the capital contribution, subject to a cap of $150 million on the DLJMB Parties’ aggregate capital contributions to us for the expansion project.

The JV Agreement also provides that in certain cases DLJMB IV HRH may request that our members make necessary capital contributions contemplated by the operating plans and budgets approved by our board of directors, or in the event of an unexpected shortfall in capital.

Percentage Interest Adjustments. In the event that the Morgans Parties elect not to participate in a capital contribution and the DLJMB Parties fund it (subject to the receipt of all approvals under applicable gaming regulations), each member’s percentage interest will be adjusted to reflect the disproportionate contribution according to formulas provided in the JV Agreement.

In the event any of our members fails to make a capital contribution when it is required to do so, then any other member that is not its affiliate may (a) make an additional capital contribution in cash or by posting a letter of credit to cover the shortfall, (b) loan us the shortfall amount or (c) if a Morgans Party has failed to make the capital contribution, DLJMB IV HRH may secure new financing or new equity for us to cover the shortfall. If a member makes a shortfall capital contribution or loan, then (following any applicable notice periods and right to remedy the shortfall, and subject to the receipt of all approvals under applicable gaming regulations) the percentage interest of the contributing member will be increased according to a formula that provides a 150% credit for the shortfall contribution, and the percentage interest of the member that failed to make the contribution will be adjusted downward by the same amount.

Distribution of Cash Available for Distribution. To the extent not prohibited by the terms of any financing agreement or applicable law, our board of directors may cause us to distribute cash available for distribution to our members. Under the JV Agreement, the DLJMB Parties receive a preferred return of capital in an amount based on a percentage of the fees paid by us to Morgans Management under the Management Agreement (described below). Cash available for distribution is then distributed among the members pro rata in proportion to their percentage interests (as adjusted to disregard the effect of any prior adjustments to the percentage interests made as a result of the posting of letters of credit). If at such time the DLJMB Parties have received a return of all of their capital contributions, then the cash available for distribution will be distributed to the Morgans Parties until they have received a return of all of their capital contributions. Thereafter, all remaining amounts will be distributed between the Morgans Parties and the DLJMB Parties pro rata in proportion to their percentage interests as of the date of such distribution.

Board of Directors. We are managed by our board of directors. Under the JV Agreement, each of DLJMB VoteCo and Morgans currently is entitled to designate three directors. The current members of the board that have been designated by DLJMB VoteCo are Steven Rattner, Neal Pomroy and Ryan Sprott and the three current members that have been designated by Morgans are Fred J. Kleisner, David T. Hamamoto and Richard Syzmanski.

The JV Agreement generally provides that, at meetings of the board, designees of each of DLJMB VoteCo and Morgans must be present so that each party has persons representing an equal number of votes in attendance. All decisions require the affirmative vote of a majority of the directors present at the meeting. The members of the board also may act by written consent if at least two directors designated by each party executes the consent. The authority of the board is subject to DLJMB VoteCo’s right in its sole discretion to cause us to take certain actions relating to financing our operations.

In the event that we terminate the Management Agreement for cause (including as a result of a failure by the manager under the Management Agreement to meet the EBITDA performance requirements set forth in the Management Agreement), the Morgans Parties cease to be our members or a “change of control” (as defined in the JV Agreement) of either of the Morgans Parties occurs, then DLJMB VoteCo will be entitled to expand the board to eight directors and appoint two new directors. Following the expansion of the board, certain actions relating to the scope of our business, amendments of the JV Agreement and other actions requiring board approval will require both Morgans LLC’s and DLJMB IV HRH’s consent.

The JV Agreement provides that certain decisions made on our behalf must be made by our board of directors, including, among other things, approval of our operating plan and budget, amendments to the development budget and plans for the expansion project for the Hard Rock, any decision to postpone or cancel the commencement of the expansion project and material construction work.

Officers. Our officers currently are Mr. Kleisner (President) and Mr. Szymanski (Secretary, Treasurer and Vice President). The board may vest the officers with certain powers to act on our behalf (i.e., to execute documents and take certain other actions).

Restrictions on Transfer. Our members generally are prohibited from transferring or encumbering our membership interests without the prior written consent of our Class A members. Transfers of interests by a Morgans Party or a DLJ Fund in any intermediate subsidiary that indirectly holds interests in our Company will be considered a transfer of such person’s indirect interest in our Company. The “DLJ Funds” include DLJMB Partners, DLJMB HRH Co-Investments, L.P., DLJ Offshore Partners IV, L.P., DLJ Merchant Banking Partners IV (Pacific), L.P. and MBP IV Plan Investors, L.P. and are all parties which indirectly hold interests in us. Exceptions to the transfer prohibition apply to (a) transfers to subsidiaries of a DLJ Fund or Morgans, (b) transfers of the equity interests of a Morgans Party or a DLJ Fund (including pursuant to a change in control of those entities), and (c) after the earlier of February 2, 2011 and the termination date of the Management Agreement, in accordance with the right of first offer in favor of the other members under the JV Agreement. If the DLJMB Parties propose to transfer more than 51.0% of the membership interests in us to a third party and the right of first offer is not exercised, the DLJMB Parties will be able to require the Morgans Parties to sell the same ratable share of their membership interests in us to the third party on the same terms and conditions. If this drag-along right is not exercised, then the Morgans Parties may exercise a tag-along right to sell their interests to the third-party transferee on the same terms and conditions as under the sale by the DLJMB Parties. Notwithstanding these exceptions, no transfer may be made unless certain general conditions are met, including that the transfer complies with applicable gaming regulations.

Events of Default. The following constitute events of default under the JV Agreement (subject in certain cases to applicable cure periods): (a) any transfer in violation of the JV Agreement, (b) a material breach of the JV Agreement or a related fee agreement entered into by the members, (c) a determination by the gaming authorities that a member is an unsuitable person, (d) the failure to make a required capital contribution, (e) a material breach under the contribution agreement Morgans and DLJMB IV HRH entered into with respect to their initial capital contributions, (f) the incapacity of a member, (g) the attachment, execution or other judicial seizure of substantial assets of a member or its interest in us or (h) the perpetration of fraud or willful misconduct. Upon the occurrence of any event of default (and after the expiration of any applicable cure period) by a member, a non-affiliated member may (i) elect to dissolve us, (ii) purchase the entire interest of the defaulting member for 85.0% of the defaulting member’s “existing equity” in us (as defined in the JV

Agreement), (iii) adjust the defaulting member’s capital account to equal such purchase price or (iv) revoke the defaulting member’s voting rights, right to participate in profits or distributions or right to receive information (subject to certain exceptions).

Dissolution. We may be dissolved upon certain events, including at the election of the members. In the event of a dissolution, the cash proceeds from the liquidation will be distributed in accordance with the JV Agreement.

Cross-Indemnities. The JV Agreement provides for certain cross-indemnities between the DLJMB Parties and Morgans LLC that allocate among each other the liabilities under the joint and several guaranties they entered into under our CMBS facility.

Property Management Agreement

Engagement of Morgans Management. On February 2, 2007, our subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC and Morgans Hotel Group Management LLC (“Morgans Management”), entered into a Property Management Agreement (the “Management Agreement”), pursuant to which we have engaged Morgans Management as (a) the exclusive operator and manager of the Hard Rock (excluding operation of the gaming facilities which were operated in accordance with the Casino Sublease) and (b) the asset manager of the 23-acre parcel adjacent to the Hard Rock (which parcel was also subject to a separate property management agreement with ConAm Management Corporation that terminated on October 31, 2007) and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between our subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).

Term; Termination Fee. The Management Agreement commenced on February 2, 2007 and expires after a 20-year initial term. This term may be extended at our election for two additional ten-year periods. The Management Agreement provides certain termination rights for us and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the Hard Rock.

Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues including casino rents and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA” in excess of a certain threshold amount, which increases for each subsequent calendar year. Following completion of the expansion and renovation of the Hard Rock, the amount of such annual incentive fee will equal the amount by which (if any) 10% of annual “Hotel EBITDA” exceeds 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock Hotel (excluding its gaming facilities), the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion).

Casino Lease

Lease of Casino Premises. On February 2, 2007, our subsidiaries, HRHH Hotel/Casino, LLC and HRHI, entered into a Lease with each other (the “Casino Lease”). Pursuant to the Casino Lease, HRHH Hotel/Casino,

LLC leased to HRHI (i) a portion of the Hard Rock in which gaming operations presently are being conducted, comprising approximately 30,000 square feet of floor space, including, without limitation, all areas containing front of the house casino-related slot machines, table games and sports book, all areas in the Hard Rock used for gaming purposes, the gaming areas located in and around the Hard Rock’s swimming pool, (ii) all fixtures located in or on any such locations as of February 2, 2007 and (iii) the associated offices, back of the house count rooms, casino cages and all surveillance areas within the Hard Rock (collectively, the “Casino Premises”).

Sublease of Casino Premises. HRHI, with HRHH Hotel/Casino, LLC’s approval, subleted the Casino Premises to the Casino Operator, as subtenant. The term of the Casino Lease began on February 2, 2007 and ended with the termination of the Casino Sublease as of February 29, 2008.

Rent. The Casino Lease, which expressly excluded the hotel and non-gaming areas of the Hard Rock, was a net lease providing for monthly base rent of (x) $1.00, plus (y) any and all monies received by HRHI pursuant to the Casino Sublease.

Casino Sublease

Term. On November 6, 2006, HRHI and the Casino Operator entered into the Casino Sublease, with a term beginning on February 2, 2007. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated as of February 29, 2008.

Operational Control; Promissory Notes. During the term of the Casino Sublease, the Casino Operator had complete control over the gaming operations at the Hard Rock. The Casino Sublease provided for base rent equal to $1.725 million per month, plus certain rent-related costs. The Casino Operator also reimbursed HRHI for all salary and bonuses paid by HRHI to gaming employees, plus 54.0% of the aggregate salary and bonuses of the gaming employees. The Casino Operator purchased from HRHI the gaming assets located within the Casino Premises for its gaming operation for approximately $6.8 million. The purchase price was secured by a Gaming Asset Note in favor of HRHI, which accrued interest monthly at a rate of 10.0% per annum. In addition, HRHI issued a working capital loan to the Casino Operator in the amount of $1.5 million, which was secured by a Working Capital Note, accruing interest monthly at a rate of 10.0% per annum. To the extent that monthly Casino EBITDAR (as defined in the Casino Sublease) for a month fell below the base rent, the Casino Operator was required to provide HRHI with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator was required to establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Under the Casino Sublease, Casino EBITDAR was defined as earnings of the Casino Operator from gaming operations at the Hard Rock before interest, taxes, depreciation, amortization, rent and other monies required to be paid by the Casino Operator to HRHI. The Casino EBITDAR was calculated from the following formula: (i) gross revenues from gaming operations at the Hard Rock less (ii) all expenses that were not landlord expenses under the Casino Sublease less (iii) the priority casino management fee less (iv) all additional expenses incurred by the Casino Operator in conducting gaming operations in accordance with the Casino Sublease less (v) any other expense of the Casino Operator that HRHI and the Casino Operator determined were reasonable and necessary for the conduct of gaming operations at the Hard Rock. For purposes of calculating Casino EBITDAR, interest on the Gaming Asset Note, the Shortfall Note and the Working Capital Note were considered a casino expense. Once the Casino Operator had paid out such amounts as become due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note in favor of HRHI, according to the terms contained in the Casino Sublease. Upon termination of the Casino Sublease on February 29, 2008, the Casino Operator relinquished all gaming assets to HRHI, and HRHI forgave any remaining balance on the Gaming Asset Note, Working Capital Note and Shortfall Notes. No amounts were deposited in the surplus fund reserve the term of the Casino Sublease. As compensation for the general management services of Golden Gaming, Inc., the Casino Operator withheld, as an expense, from the revenue arising from operations at the Casino Premises, a sum in the amount of $275,000 per month.

Cafe Lease

We are party to a lease with the operator of the Hard Rock Cafe, pursuant to which we are entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. For the period from February 2, 2007 to December 31, 2007, we received $0.7 million in rent from the Hard Rock Cafe, which consisted of $0.2 million in base rent and $.0.5 million in percentage rent. The current term of the lease expires on June 30, 2010. Under the lease, the operator has two five-year options to extend the lease, so long as it is not in default at the time of the extension.

Liquor Management Agreement

Liquor Management Agreement; Term. On February 2, 2007, our subsidiaries, HRHH Hotel/Casino, LLC and HRHI, entered into a Liquor Management and Employee Services Agreement (the “Liquor Management Agreement”), relating to non-gaming operations at the Hard Rock. The term of the Liquor Management Agreement commenced February 2, 2007 and will expire on the earlier of (i) 20 years from the commencement date or (ii) a date mutually agreed upon by the parties, subject to reasonable requirements of unaffiliated third party lenders to HRHH Hotel/Casino, LLC. However, the Liquor Management Agreement shall not terminate unless and until (a) HRHH Hotel/Casino, LLC obtains a replacement liquor operator and employee service provider (or hires all the employees necessary to operate the Hard Rock) or (b) HRHH Hotel/Casino, LLC or an affiliate thereof obtains all necessary approvals to conduct the liquor operations and hires all the employees necessary to operate the Hard Rock.

Engagement of HRHI. Pursuant to the Liquor Management Agreement, HRHH Hotel/Casino, LLC has engaged HRHI as operator and manager of the bars, bar personnel and liquor sales at the Hard Rock. HRHI holds the requisite licenses and approvals from the Clark County Department of Business License and the Clark County Liquor and Gaming Licensing Board to conduct liquor operations at the Hard Rock. In addition, the Liquor Management Agreement allows HRHH Hotel/Casino, LLC to engage certain employees of HRHI to provide services in connection with the day-to-day operations of the Hard Rock (excluding operations of the gaming- and casino-related facilities). HRHI would retain control of such employees and remain solely responsible for all compensation and benefits to be paid to them, subject to reimbursement as provided in the Liquor Management Agreement.

ITEM 1A	RISK FACTORS

Set forth below are risks and uncertainties that we believe are material to the Company. You should consider carefully the following risks and uncertainties, together with the other information contained in and incorporated by reference in this report, and the descriptions included in our consolidated financial statements and accompanying notes.

Risks Related to Our Business

We face intense local competition which could impact our operations and adversely affect our business and results of operations.

We generally compete in the highly-competitive Las Vegas hotel, resort and casino industry. Our hotel casino, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that we seek to enhance our revenue base by offering our own various resort amenities, we compete with the service offerings provided by these Las Vegas resorts.

Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. Furthermore, additional hotel casinos containing a significant number of rooms are expected to open in Las Vegas over the next several years, which could significantly increase competition. By contrast, the Las Vegas market may not continue to grow at the current pace or hotel casinos may become less popular, and a decline or leveling off of the growth or popularity of such properties could adversely affect the results of our operations.

We believe that competition in the Las Vegas hotel, resort and casino industry is based on certain property-specific factors, including overall atmosphere, range of amenities, price, location, entertainment attractions, theme and size. Market perception that we did not excel with respect to such property-specific factors would adversely affect our ability to compete effectively. If we are unable to compete effectively, we would lose market share, which could adversely affect our business and results of operations.

We also compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and gambling destinations elsewhere in the United States. We also compete with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations.

Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of new compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Hotel could have an adverse effect on the Company’s results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Hard Rock by attracting customers close to home and away from Las Vegas, which could adversely affect our business and results of operations.

Our business is particularly sensitive to downturns in the economy and the resulting reduction in discretionary consumer spending.

We believe that the performance of the Las Vegas hotel, resort and casino industry has traditionally been closely tied to the performance of the general economy, and that the industry’s sensitivity to economic downturns is likely to persist for the foreseeable future. Economic downturns, among other things, could result in a decline in discretionary consumer spending and the number of visitors of hotel casinos such as ours. Recent events, including fallout from problems in the U.S. subprime mortgage market, rising oil prices, declining business and consumer confidence and increased unemployment, indicate a potential near-term economic downturn in the U.S. economy. Weakening demand for our hotel casino, coupled with the relatively high fixed costs of its operations, would likely impair our profitability. As a result, any downturn in the performance of the general economy could have a material adverse effect on our business, results of operations and cash flow.

Our success depends on the value of our name, image and brand. If demand for, or the value of, our name, image or brand diminishes, our business and results of operations would be adversely affected.

Our success depends, to a large extent, on our ability to shape and stimulate consumer tastes and demands by maintaining our name, image and brand. We may not be successful in this regard and we may not be able to anticipate and react to changing consumer tastes and demands in a timely manner.

Furthermore, a high media profile is an integral part of our ability to shape and stimulate demand for our hotel casino with our target customers. A key aspect of our marketing strategy is to focus on attracting media coverage. If we fail to attract that media coverage, we may need to substantially increase our advertising and marketing costs, which would adversely affect our business and results of operations. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting our target customers.

Our business would be adversely affected if our public image or reputation were to be diminished. Our brand names and trademarks are integral to our marketing efforts. If the value of our name, image or brands were diminished, our business and operations would be adversely affected.

Use of the “Hard Rock” brand name by entities other than us could damage the brand and our operations and adversely affect our business and results of operations.

Our operations benefit from the global name recognition and reputation generated by the Hard Rock Cafes that are operated or franchised by the Seminole Tribe of Florida. As of March 6, 2007, the Seminole Tribe of Florida operated or franchised over 124 Hard Rock Cafes located throughout the United States and abroad. The Seminole Tribe of Florida is, however, under no obligation to continue to own, operate or franchise Hard Rock Cafes, and it may decide to sell, change the focus of, or manage such restaurants in a manner that would adversely affect our business and results of operations.

Although we have obtained the exclusive, royalty-free and perpetual right to use and exploit the “Hard Rock Hotel” and the “Hard Rock Casino” trademarks in connection with hotel/casino operations or casino operations in the State of Illinois and all states and possessions of the United States that are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area, the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area, British Columbia, Canada, Hard Rock Cafe International (USA), Inc., which is controlled by the Seminole Tribe of Florida, is the sole owner of the rights to the “Hard Rock Cafe,” the “Hard Rock Hotel” and the “Hard Rock Casino” trademarks. As a result, Hard Rock Cafe International (USA), Inc., or its licensee, can use and exploit the “Hard Rock” name and logo, other than in connection with hotel/casino operations or casino operations in our exclusive territory, including marketing “Hard Rock” merchandise anywhere in the world. For example, Hard Rock Cafe International (USA), Inc. has licensed the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida. Our business and results of operations may be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control.

Our business depends on one key market and has a limited base of operations and, accordingly, we could be disproportionately harmed by an economic downturn in this market or a disaster, such as a terrorist attack, that reduced the willingness or ability of our customers to travel to Las Vegas.

All of our revenues are currently generated from one source—our hotel casino. As a result, the profitability of our operations is linked to local economic conditions in Las Vegas and, indirectly, Southern California, where many of the hotel casino’s targeted customers reside. A decline in the local economies of Las Vegas or Southern California could negatively impact our business and the results of our operations. Rising fuel prices in California or a decline in air passenger traffic due to higher ticket prices or fears associated with air travel could also adversely affect our financial results. Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator, including natural and other disasters and changes in local and state governmental laws and regulations. The combination of the single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us. Due to the single location, poor operating results at the resort would materially affect our total profitability. Future growth in revenues and profits will depend to a large extent on our ability to successfully generate cash flow from our single location sufficient for our working capital needs.

The threat of terrorism could adversely affect the number of customer visits to our hotel casino.

The threat of terrorism has caused, and may in the future cause, a significant decrease in customer visits to Las Vegas due to disruptions in commercial and leisure travel patterns and concerns about travel safety. The attacks of September 11, 2001 had a dramatic adverse impact on commercial and leisure travel. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect the Company’s financial condition, results of operations or cash flows. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

The Las Vegas hotel, resort and casino industry is capital intensive; financing our expansion and renovation project and future capital improvements could reduce our cash flow and adversely affect our financial performance.

We have commenced a large-scale expansion and renovation project for the Hard Rock. See “Business—Expansion Project.” We may not be able to complete our expansion and renovation project on time or within budget. Our inability to complete our expansion and renovation project on time or within budget may adversely affect our operating results and financial performance.

In addition, our hotel casino has an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We will also need to make capital expenditures to comply with applicable laws and regulations.

Renovations and other capital improvements of hotel casinos require significant capital expenditures. In addition, renovations and capital improvements of hotel casinos usually generate little or no cash flow until the project’s completion. We may not be able to fund such projects solely from cash provided from our operating activities. Consequently, we will rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Renovations and other capital improvements, including our current expansion and renovation project, may give rise to the following additional risks, among others:

•	construction cost overruns and delays;

•	temporary closures of all or a portion of the hotel casino to customers;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun;

•	disruption in service and room availability causing reduced demand, occupancy and rates;

•	disruption in gaming operations; and

•	possible environmental problems.

As a result, our current expansion and renovation project and any other future capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.

Our business model involves high fixed costs, including property taxes and insurance costs, which we may be unable to adjust in a timely manner in response to a reduction in our revenues. In addition, our property taxes have increased in recent years and we expect those increases to continue.

The costs associated with owning and operating hotel casinos are significant, some of which may not be altered in a timely manner in response to changes in demand for services, and failure to adjust our expenses may adversely affect our business and results of operations. Property taxes and insurance costs are a significant part of our operating expenses. Our real property taxes may increase as property tax rates change and as the values of properties are assessed and reassessed by tax authorities. Our real estate taxes do not depend on our revenues, and generally we could not reduce them other than by disposing of our real estate assets.

Insurance premiums for the Las Vegas hotel, resort and casino industry have increased significantly in recent years, and continued escalation may result in our inability to obtain adequate insurance at acceptable premium rates. A continuation of this trend would appreciably increase the operating expenses of our hotel casino. If we do not obtain adequate insurance, to the extent that any of the events not covered by an insurance policy materialize, our financial condition may be materially adversely affected.

In the future, our property may be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow and adversely affect our financial performance. If our revenues decline and we are unable to reduce our expenses in a timely manner, our business and results of operations could be adversely affected.

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

We have substantial debt service obligations. As of December 31, 2007, our total long-term debt, including the current portion, was approximately $793.5 million and our total member’s equity was approximately $112.5 million, yielding a debt-to-equity ratio of approximately 7.1. Our indebtedness and the covenants applicable to our indebtedness are described under “Financial Information—Liquidity and Capital Resources—Acquisition Financing.”

Our substantial debt may negatively affect our business and operations in several ways, including:

•

requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in the business and the industry in which the Company operates;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt;

•	limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and

•	requiring us to dispose of portions of the hotel casino property in order to make required payments of interest and principal.

A majority of our debt is secured by first deeds of trust on our property. If we were to default on our secured debt, the loss of property securing the debt would harm our ability to satisfy other obligations. Using our property as collateral increases our risk of property losses because defaults on indebtedness secured by property may result in foreclosure and ultimately our loss of the property that secures any loans for which we are in default. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. In addition, because of various cross-default provisions in our debt, our default under some of our mortgage debt obligations may result in a default on our other indebtedness. If this occurs, our business and results of operations would be materially adversely affected.

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional debt financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our business and operations.

Our loan documents do not limit the amount of indebtedness that we may incur. If we increase our leverage, the resulting increase in debt service could adversely affect our ability to make payments on our indebtedness and harm our business and results of operations.

We anticipate that we will refinance our indebtedness from time to time to repay our debt, and our inability to refinance on favorable terms, or at all, could harm our business and operations.

Since we anticipate that our internally generated cash will be inadequate to repay our indebtedness prior to maturity, we expect that we will be required to repay debt from time to time through refinancings of our indebtedness and/or offerings of equity or debt. The amount of our existing indebtedness may harm our ability to repay our debt through refinancings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to sell portions of our property on disadvantageous terms, which might result in losses to us. We have placed mortgages on our hotel casino property to secure our indebtedness. To the extent we cannot meet our debt service obligations, we risk losing some or all of our property to foreclosures. If prevailing interest rates or other factors at the time of any refinancing result in higher interest rates on any refinancing, our interest expense would increase, which would harm our business and results of operations.

Our management has limited experience managing a public company.

Our management team has limited experience managing a public company. We will need to develop control systems and procedures and financial reporting resources adequate to support a public company and this transition could place a significant strain on our management systems, infrastructure, overhead and other resources. Given our management’s level of experience, the public company capabilities of our management may prove difficult to fully evaluate.

We may be exposed to potential risks relating to our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports. In addition, the independent registered public accounting firm auditing a public company’s financial statements must report on the operating effectiveness of the company’s internal control over financial reporting. We are evaluating our internal control over financial reporting to allow our management to report on our internal controls as a required part of our annual report beginning with our annual report for the fiscal year 2008 and to allow our independent registered public accounting firm to attest to our internal controls as a required part of our annual report beginning with our annual report for the fiscal year 2008.

As discussed in the risk factor above, our management team has limited experience managing a public company and we will need to develop control systems and procedures and financial reporting resources adequate to support a public company. While we expect to expend significant resources in developing the necessary control systems, documentation and testing procedures and financial reporting expertise and resources required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we will not comply with all of the requirements imposed thereby.

Because of the difficulty of measuring compliance adequacy, we cannot assure you that we will receive an unqualified opinion on the operating effectiveness of our internal control over financial reporting from our independent registered public accounting firm.

If we or our auditors identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner or we receive an adverse opinion from our independent registered public accounting firm on internal control over financial reporting, investors and others may lose confidence in the reliability of our consolidated financial statements and our ability to obtain equity or debt financing could be adversely affected.

In addition to the above, if our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with their audit of our consolidated financial statements, and in the further event that they are unable to devise alternative procedures to satisfy themselves as to the material accuracy of our consolidated financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements.

We depend on our key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.

Our ability to manage our business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of our executive officers Andrew A. Kwasniewski, Arnold D. Boswell and Matt Greene. It could be difficult for us to find replacements for these key personnel, as competition for such personnel is intense. The departure of key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively. Furthermore, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

Our officers, directors and key employees are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny any application for any cause that they deem reasonable. In the event the Nevada Gaming Authorities were to find any person unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever all relationships with such person. We cannot assure that any such person will be able to obtain or maintain any requisite license or finding of suitability by the Nevada Gaming Authorities.

Risks Related to the Las Vegas Hotel Casino Industry

In addition to the risks enumerated above, a number of factors, many of which are beyond our control and common to the Las Vegas hotel, resort and casino industry, could affect our business, including the following:

•

increased threat of terrorism, terrorist events, airline strikes, natural disasters or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists to Las Vegas;

•	increased competition from other hotel casinos in Las Vegas;

•	new hotel casino supply in Las Vegas;

•	dependence on business and commercial travel, leisure travel and tourism;

•

increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care-related costs, utility costs, insurance and unanticipated costs such as acts of nature;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•

changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances, including changes in gaming laws and regulations;

•	increased costs of electrical power for the Hard Rock as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid;

•	adverse effects of international and national market conditions, which may diminish the desire for high-end leisure travel;

•	adverse effects of national, regional and local economic market conditions where we operate and where our customers live; and

•	adverse effects of a downturn in the Las Vegas hotel casino industry.

These factors could harm our financial condition and results of operations.

Seasonality and other related factors such as weather can be expected to cause quarterly fluctuations in revenue at our hotel casino.

The Las Vegas hotel, resort and casino industry is seasonal in nature. This seasonality can tend to cause quarterly fluctuations in revenues at our hotel casino. For instance, our revenues generally peak in the second and third quarters. Our quarterly earnings may also be adversely affected by other related factors outside our control, including weather conditions and poor economic conditions. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these quarterly fluctuations in our revenues.

The gaming industry is heavily regulated and failure to comply with extensive regulatory requirements may result in an adverse effect on our business.

The gaming operations and the ownership of our securities are subject to extensive regulation by the Nevada Gaming Authorities and the Hard Rock must maintain its licenses and pay gaming taxes to continue operations. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws could result in, among other things, disciplinary action. If we fail to comply with regulatory requirements, this may result in an adverse effect on our business.

Our property is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our property. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.

The Nevada Gaming Authorities may, upon any future violation of a gaming law or regulation and after disciplinary complaint and public hearing, among other things, revoke, suspend, limit or condition the gaming license of any corporate entity, which we will refer to as a corporate licensee, or the registration of a registered company or any entity registered as a holding company of a corporate licensee or fine each person or entity or both up to $250,000 for each violation. In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses and/or registrations were ever revoked for any reason, the Nevada Gaming Authorities could require the closing of our gaming operations, which would result in a material adverse effect on our business.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations.

We are responsible for insuring our hotel casino and for obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. Additionally, our loan documents typically specify that comprehensive insurance be maintained on our hotel casino, including liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our hotel casino or to persons at our hotel casino. Claims, whether or not they have merit, could harm the reputation of a hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in our hotel casino, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel casino. In the event of a significant loss, our deductible may be high and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Since September 11, 2001, it has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our property at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, hurricane, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on our hotel casino for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance on our hotel casino to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our hotel casino experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our hotel casino.

In addition, insurance coverage for our hotel casino and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

Environmental and other non-gaming governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations.

Our hotel casino is subject to various federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if the hotel casino was found to be located on contaminated property, to clean up the hotel casino property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in or working at a hotel may seek to recover damages for injuries suffered. Additionally, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals (such as swimming pool chemicals at a hotel) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for the types of costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could reduce the funds available for distribution to our interest holders. Future laws or regulations may impose material environmental liabilities on us, or the current environmental condition of our hotel casino property may be affected by the condition of the properties in the vicinity of our hotel casino (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Our hotel casino is also subject to the Americans with Disabilities Act of 1990, or the ADA. Under the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the United States government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotel casino, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our hotel casino facilities in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our property.

Our hotel casino may be faced with labor disputes, a strike or labor unionization, which would adversely affect our business and results of operations.

We rely heavily on our employees providing high-quality personal service at our hotel casino. If we are unable to preserve positive labor relationships or we become the target of labor unionization campaigns, the resulting labor unrest or work stoppage could adversely affect our ability to provide those services, which in turn could reduce hotel and casino revenues, tarnish our reputation and hurt our business and results of operations. Our relationship with our employees could deteriorate due to disputes relating to, among other things, wage or benefit levels or management responses to various economic and industry conditions.

Competitors within our industry have been the target of unionization campaigns by labor unions. While we believe that our employee relations are satisfactory, we have been approached by labor unions on various occasions and could experience pressure from those labor unions or become the target of campaigns similar to those faced by our competitors. If we do encounter pressure from labor unions, any resulting labor unrest or work stoppage could disrupt our business by impairing our ability to provide high-quality personal services at our hotel casino. In addition, significant union representation would require us to negotiate with many of our employees collectively and could adversely affect our financial performance by restricting our ability to maximize the efficiency of our operations.

Risks Related to Our Organization and Corporate Structure

We are a holding company with no operations.

We are a holding company and conduct all of our operations through our subsidiaries. We do not generally have, apart from our ownership of HRHI and certain other subsidiaries, any independent operations. As a result, and although we have no current plan to do so, we will rely on dividends and other payments or distributions from HRHI and our other subsidiaries to pay dividends. The ability of HRHI and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on HRHI’s operating results, and the terms of our current and future financing agreements, which may preclude dividends or distributions.

In addition, because we are a holding company, claims of our interest holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy the claims of our interest holders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

We may experience conflicts of interest with entities which control the Company.

Two-thirds of the Company’s membership interests are controlled by investment funds affiliated with DLJ Merchant Banking, Inc. (“DLJMB”), a private equity firm and an affiliate of Credit Suisse. DLJMB and Credit Suisse and its other affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The remaining one-third of the Company’s membership interests is controlled by Morgans and its subsidiaries. Morgans is a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe and may from time to time acquire and operate businesses that compete directly or indirectly with us. Morgans, through its subsidiaries, has entered into a limited liability company agreement with a subsidiary of Boyd Gaming Corporation to develop and operate the Delano Las Vegas and Mondrian Las Vegas properties, both of which expect to open in 2010 and will compete directly or indirectly with us.

Under the JV Agreement, to the maximum extent permitted by law, except to the extent expressly provided in the JV Agreement, none of our directors or members, nor any affiliate of any of the members, or any officer, member, director, shareholder, employee, partner or agent of any of the foregoing members or affiliates (each, a “Responsible Party”) will owe any duties (including fiduciary duties) to the Company or any other member other than to act in accordance with the implied contractual covenant of good faith and fair dealing. Our members have agreed that any such Responsible Parties acting in accordance with the JV Agreement will be deemed to be acting in compliance with such implied contractual covenant, and will not be liable to the Company, any member, or any other person that is a party to or is otherwise bound by the JV Agreement for such good faith reliance on the provisions of the JV Agreement.

Some of our officers and directors may also serve as officers or directors of DLJMB and/or Morgans and may have conflicts of interest because they may own equity interests in DLJMB and/or Morgans or they may receive cash- or equity-based awards based on the performance of DLJMB and/or Morgans. Messrs. Sprott, Pomroy and Rattner are directors and/or officers of DLJMB. Messrs. Kleisner, Hamamoto and Szymanski are directors and/or officers of Morgans.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We own approximately 17 acres of land where the Hard Rock is located, approximately 23 acres of land adjacent to the Hard Rock and approximately one acre of land on which the Hard Rock Cafe restaurant is located.

ITEM 3	LEGAL PROCEEDINGS

Between March 2006 and February 2007, four lawsuits were filed in Nevada state courts, and one in federal district court in Nevada, by brokers, investors, and prospective purchasers associated with the formerly proposed condominium development on the real property adjacent to the Hard Rock. Of these five lawsuits, one names the Company as a defendant, and four name subsidiaries of the Company as defendants. The plaintiffs in the suit brought by the prospective purchasers decided to dismiss their action (without prejudice) after the Company successfully compelled them to participate in an arbitration. The allegations in these five lawsuits are primarily, though not entirely, directed towards Peter A. Morton and entities under his ownership or control, rather than the Company or its affiliates. The relief sought in these five proceedings are monetary damages and equitable relief. Peter A. Morton has agreed to indemnify the Company and its affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against the Company or its affiliates, under the terms set forth in the contract under which the Company purchased the Hard Rock. Accordingly, we do not believe that the course or outcome of these lawsuits will have a material adverse effect on our business or results of operations.

We are a defendant in various other lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on our business or results of operations.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There currently is no established public trading market for our membership interests. As of December 31, 2007, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. The JV Agreement also places significant limitations on the transfer of our membership interests. See “Business—Agreements Governing the Operation of the Hard Rock—Joint Venture Agreement—Restrictions on Transfer.”

HOLDERS

As of December 31, 2007, there were two holders of record of our Class A Membership Interests and three holders of our Class B Membership Interests.

DIVIDENDS

We have not in the past paid cash distributions on our membership interests. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash distributions in the foreseeable future. The terms of our current financing agreements currently preclude us, and any future financing agreements may preclude us, from paying any distributions. To the extent not prohibited by the terms of any financing agreement or applicable law, however, our board of directors at some future date may cause us to distribute cash available for distribution to our members.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2007, we did not maintain any equity compensation plans pursuant to which equity securities of the Company may be issued.

RECENT SALES OF UNREGISTERED SECURITIES

At the closing of the Acquisition on February 2, 2007, we issued to each of our members Class A Membership Interests or Class B Membership Interests in consideration of the initial contributions they made to us (or were deemed to make to us) to fund a portion of the purchase price for the Hard Rock and related assets. Morgans and Morgans LLC were deemed to have contributed to us one-third of the equity, or approximately $57.5 million, to fund a portion of the purchase price for the Acquisition by virtue of the application of the escrow deposits under the Acquisition Agreements to the purchase price for the Acquisition and by virtue of the credit given for the expenses Morgans LLC incurred in connection with the Acquisition. The DLJMB Parties contributed to us two-thirds of the equity, or approximately $115 million, to fund the remaining amount of the equity contribution used to pay the purchase price for the Acquisition. From the period after the Closing Date through December 31, 2007, DLJMB and Morgans funded an additional approximately $23.1 million and $11.6 million, respectively, through issuances of letters of credit or contributions of cash to the Company. Subsequent to December 31, 2007, DLJMB and Morgans have funded approximately $129.0 million and $3.6 million, respectively, through the issuances of letter of credit or contributions of cash to the Company. Each of the issuances of the membership interests were made in reliance upon the exemption from registration requirements under Section 4(2) of the Securities Act of 1933. There were no underwriters employed in connection with the issuance of the membership interests. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a further description of the membership interests held by our members.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6	SELECTED FINANCIAL INFORMATION

The selected historical income statement data of Hard Rock Hotel Holdings, LLC, the Successor, set forth below for the period from February 2, 2007 to December 31, 2007 and the selected historical balance sheet data set forth below at December 31, 2007 have been derived from our audited consolidated financial statements, which appear elsewhere herein. The selected historical income statement data of Hard Rock Hotel, Inc., the Predecessor, set forth below for the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and 2005 and the selected historical balance sheet data set forth below at February 1, 2007 and December 31, 2006 has been derived from the Predecessor’s audited consolidated financial statements, which are included elsewhere herein. The selected historical income statement data set forth below for the years ended December 31, 2005, 2004 and 2003 has been derived from the Predecessor’s audited consolidated financial statements not included herein. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The selected financial and operating data set forth below should be read in conjunction with our and the Predecessor’s consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor(1)	Predecessor(1)	Predecessor(1)
	Period From		Year Ended
	Feb 2, 2007 to Dec 31, 2007	Jan 1, 2007 to Feb 1, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
INCOME STATEMENT DATA:
REVENUES:
Casino	$51,501 (2)	$3,904	$59,626	$65,878	$56,916	$57,562
Lodging	42,220	3,438	41,513	38,422	35,065	29,924
Food and beverage	70,202	5,320	69,838	66,427	54,030	46,471
Retail	6,358	399	7,039	7,832	7,860	8,471
Other	17,896	1,073	16,462	16,606	12,839	11,608
Less: promotional allowances	(14,739)	(1,116)	(12,512)	(14,140)	(11,610)	(10,885)

Net revenues	173,438 (2)	13,018	181,966	181,025	155,100	143,151

COSTS AND EXPENSES:
Casino	33,671 (2)	3,008	34,966	36,257	33,186	33,053
Lodging	8,903	896	10,018	9,742	8,955	8,013
Food and beverage	35,897	3,261	37,515	34,558	29,325	25,118
Retail	3,092	285	4,075	3,825	3,603	3,725
Other	15,236	913	15,569	16,723	11,151	10,320
Marketing	5,032	296	5,533	6,602	5,899	4,927
Related-party expenses	7,837	1,525	6,404	6,738	4,834	4,304
General and administrative	26,743	2,865	27,770	26,923	22,002	19,033
Merger costs	—	1,723	4,546	—	—	—
Depreciation and amortization	17,413	1,184	12,823	11,954	11,388	11,784
Loss on disposal of assets(3)	1,725	—	495	605	2,701	6
Pre-opening	1,167	—	—	286	530	69
Acquisition and transition related costs	2,358	—	—	—	—	—

Total costs and expenses	159,074 (2)	15,956	159,714	154,213	133,574	120,352

(LOSS) INCOME FROM OPERATIONS	14,364	(2,938)	22,252	26,812	21,526	22,799

Interest income	698	—	359	343	76	43
Interest expense, net of capitalized interest	(85,953)	(1,516)	(18,308)	(19,307)	(19,125)	(16,558)
Loss on early extinguishment of debt(4)	—	—	—	(1,181)	—	(4,258)

(Loss) income before income tax (benefit) expense	(70,891)	(4,454)	4,303	6,667	2,477	2,026
Income tax (benefit) expense	(2,277)	(1,521)	1,665	(7,375)	—	(100)

Net income (loss)	(68,614)	(2,933)	2,638	14,042	2,477	2,126
Other Comprehensive Loss:
Unrealized loss on interest rate swap, net of tax	(26)	—	—	—	—	—

Comprehensive (loss) income	$(68,640)	$(2,933)	$2,638	$14,042	$2,477	$2,126

	Successor(1)		Predecessor(1)	Predecessor(1)
	Period From			Year Ended
	Feb 2, 2007 to Dec 31, 2007		Jan 1, 2007 to Feb 1, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
BALANCE SHEET DATA:
Cash and cash equivalents	$14,157		$11,241	$8,536	$8,895	$10,655	$10,882
Total assets	$942,562	(2)	$193,368	$193,625	$198,957	$196,082	$194,077
Total debt	$793,452		$188,429	$184,929	$197,915	$210,737	$210,412
Shareholders’/Members’ equity (deficiency)	$112,487		$(22,648)	$(19,715)	$(22,353)	$(36,395)	$(38,872)

(1)	The Company was formed by the DLJMB Parties and the Morgans Parties to acquire the Hard Rock and certain related assets. The Hard Rock was owned by the Predecessor. The Company effectuated the acquisition of the Hard Rock through the merger of a wholly owned subsidiary of the Company with and into the Predecessor. As a result of the merger, the Company, through a subsidiary, is the successor to the Predecessor and all of the assets comprising its business.
(2)	We evaluate our variable interests in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The gaming operations at our casino were operated by the Casino Operator, a third party lessee, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. Upon termination of the Casino Sublease on February 29, 2008, the Casino Operator relinquished all of the gaming assets to us and, in return, we forgave any remaining balance on the Gaming Asset Note. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as become due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Upon termination of the Casino Sublease, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements. See “Business—Agreements Governing the Operation of the Hard Rock—Casino Sublease.”
(3)	During 2005, the Predecessor recorded a $0.6 million loss on the disposal of assets, $0.3 million related to hotel expansion which was abandoned when the Predecessor started a condominium expansion on its property and $0.3 million related to other operating assets being retired. During 2004, the Predecessor recorded a $2.6 million loss on the disposal of assets related to the closure of Baby’s nightclub.
(4)	Loss on early extinguishment of debt in 2003 is related to a $3.0 million premium paid to the holders of the Predecessor’s 9.25% Senior Subordinated Notes due 2005 which were refinanced during the second quarter of 2003 and due to a $1.3 million write-off of unamortized deferred debt issuance costs related to the retired debt. Loss on early extinguishment of debt in 2005 is related to a $1.2 million premium paid to the holders of the Predecessor’s Junior Subordinated, a portion of which were retired during the fourth quarter of 2005.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Information” and our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this report.

Overview

Substantially all of our current business is comprised of the operation of the Hard Rock. During the period from February 2, 2007 to December 31, 2007, Hard Rock’s gross revenues were derived 27% from gaming operations, 37% from food and beverage, 22% from lodging and 14% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations are scheduled to be completed in 2008. We expect the expansion to be complete by late 2009. We currently have budgeted approximately $750 million to complete the expansion project. Because of the substantial costs we expect to incur during the expansion project, our financial condition, results of operation and liquidity for periods during the project are not expected to be comparable to our financial condition, results of operation and liquidity for periods before or after completion of the project.

We completed the Acquisition on February 2, 2007. The following discussion and analysis covers periods both prior and subsequent to the Acquisition. Our Predecessor’s historical consolidated financial statements included herein for the periods prior to February 2, 2007 represent the financial condition, results of operations and liquidity of the Predecessor prior to the closing of the Acquisition. Our historical consolidated financial statements included herein for the period following the closing of the Acquisition represent our financial condition, results of operation and liquidity after the closing of the Acquisition. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after February 2, 2007 may not be comparable to the information prior to that date. For comparative purposes, below we have included a comparison of our and our Predecessor’s combined results of operations for the year ended December 31, 2007 to our Predecessor’s results of operations for the year ended December 31, 2006. While the Company believes that a comparison of the results of operations for these two periods provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the Acquisition and the financing for the Acquisition have had on the amount of interest expense and depreciation and amortization we incur following the closing.

Prior to the time we satisfied all conditions to the necessary gaming approvals, we were prohibited from receiving any revenues of the casino at the Hard Rock. As such, we leased our casino to a licensed third party Casino Operator pursuant to a Casino Sublease under which the Casino Operator conducted the gaming operations at the casino. The Casino Sublease provided for base rent equal to $1.725 million per month. In addition to the base rent, the Casino Operator was required to pay for certain rent-related costs. According to the Casino Sublease, the Casino Operator would withhold, as an expense, from the revenue arising from operations at the casino, a sum in the amount of $275,000 per month. On January 24, 2008, we received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, which became effective on February 14, 2008. On March 1, 2008, we assumed the gaming operations at the Hard Rock and terminated the Casino Sublease.

We evaluate our variable interests in accordance with FIN 46R, to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The gaming operations at our casino were operated by the Casino Operator, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. Upon termination of the Casino Sublease on February 29, 2008, the Casino Operator relinquished all of the gaming assets to us and, in return, we forgave the remaining balance on the Gaming Asset Note. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as become due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Upon termination of the Casino Sublease, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements. See “Business—Agreements Governing the Operation of the Hard Rock—Casino Sublease.”

As is customary for companies in the gaming industry, we present average occupancy rate and average daily rate for the Hard Rock including rooms provided on a complimentary basis. Operators of hotels in the lodging industry generally may not follow this practice, as they may present average occupancy rate and average daily rate net of rooms provided on a complimentary basis. We calculate (a) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (b) average occupancy rate by dividing total rooms occupied by total number of rooms available. We account for lodging revenue on a daily basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduce average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue we would otherwise receive. We do not separately account for the number of occupied rooms that are provided on a complimentary basis, and obtaining such information would require unreasonable effort and expense within the meaning of Rule 12b-21 under the Exchange Act.

The following are key gaming industry specific measurements we use to evaluate casino revenues: “Table game drop,” “slot machine handle” and “race and sports book write” are used to identify the amount wagered by patrons for a casino table game, slot machine or racing events and sports games, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage,” “slot machine hold percentage” and “race and sports book hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons. Based on historical experience, in the normal course of business we expect table games hold percentage for any period to be within the range of 12% to 16%, slot machine hold percentage for any period to be within the range of 4% to 7% and race and sports book hold percentage to be within the range of 4% to 8%.

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Successor	Predecessor	Combined Year Ended Dec 31, 2007	Predecessor
	Period From			Year Ended
	Feb 2, 2007 to Dec 31, 2007	Jan 1, 2007 to Feb 1, 2007		Dec 31, 2006	Dec 31, 2005
INCOME STATEMENT DATA:
REVENUES:
Casino	29.7%	30.0%	29.7%	32.8%	36.4%
Lodging	24.3	26.4	24.5	22.8	21.2
Food and beverage	40.5	40.9	40.5	38.4	36.7
Retail	3.7	3.1	3.6	3.9	4.3
Other	10.3	8.2	10.2	9.0	9.2
Less: promotional allowances	(8.5)	(8.6)	(8.5)	(6.9)	(7.8)

Net revenues	100.0	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Casino	19.4	23.1	19.7	19.2	20.0
Lodging	5.1	6.9	5.3	5.5	5.4
Food and beverage	20.7	25.0	21.0	20.6	19.1
Retail	1.8	2.2	1.8	2.2	2.1
Other	8.8	7.0	8.7	8.6	9.2
Marketing	2.9	2.3	2.9	3.0	3.6
Management fee—related party	4.5	11.7	5.0	3.5	3.7
General and administrative	15.4	22.0	15.9	15.3	14.9
Merger costs	—	13.2	0.9	2.5	—
Depreciation and amortization	10.0	9.1	10.0	7.0	6.6
Loss on disposal of assets	1.0	—	0.9	0.3	0.3
Pre-opening	0.7	—	0.6	—	0.2
Acquisition and transition related costs	1.4	—	1.3	—	—

Total costs and expenses	91.7	122.6	93.9	87.8	85.2

(LOSS) INCOME FROM OPERATIONS	8.3	(22.6)	6.1	12.2	14.8
Interest income	.4	—	.4	0.2	0.2
Interest expense, net of capitalized interest	(49.6)	(11.6)	(46.9)	(10.1)	(10.7)
Loss on early extinguishment of debt	—	—	—	—	(0.7)

(Loss) income before income tax (benefit) expense	(40.9)	(34.2)	(40.4)	2.4	3.7
Income tax (benefit) expense	(1.3)	(11.7)	(2.0)	0.9	(4.1)

Net income (loss)	(39.6)	(22.5)	(38.4)	1.4	7.8
Other Comprehensive Income:
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—

Comprehensive (loss) income	(39.6)%	(22.5)%	(38.4)%	1.4%	7.8%

The following table presents consolidated statement of operations data for the year ended December 31, 2007 and 2006 and the change in such data between the two periods.

	Period From		Combined Year Ended Dec 31, 2007	Year Ended Dec 31, 2006	Change From Year Ended Dec 31, 2006 to Combined Year Ended Dec 31, 2007
	Feb 2, 2007 to Dec 31, 2007	Jan 1, 2007 to Feb 1, 2007			Change ($)	Change (%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$51,501	$3,904	$55,405	$59,626	$(4,221)	(7.1)%
Lodging	42,220	3,438	45,658	41,513	4,145	10.0
Food and beverage	70,202	5,320	75,522	69,838	5,684	8.1
Retail	6,358	399	6,757	7,039	(282)	(4.0)
Other	17,896	1,073	18,969	16,462	2,507	15.2
Less: promotional allowances	(14,739)	(1,116)	(15,855)	(12,512)	(3,343)	26.7

Net revenues	173,438	13,018	186,456	181,966	4,490	2.5

COSTS AND EXPENSES:
Casino	33,671	3,008	36,679	34,966	(1,713)	(4.9)
Lodging	8,903	896	9,799	10,018	219	2.2
Food and beverage	35,897	3,261	39,158	37,515	(1,643)	(4.4)
Retail	3,092	285	3,377	4,075	698	17.1
Other	15,236	913	16,149	15,569	(580)	(3.7)
Marketing	5,032	296	5,328	5,533	205	(3.7)
Management fee—related party	7,837	1,525	9,362	6,404	(2,958)	(46.2)
General and administrative	26,743	2,865	29,608	27,770	(1,838)	(6.6)
Merger costs	—	1,723	1,723	4,546	2,823	62.1
Depreciation and amortization	17,413	1,184	18,597	12,823	(5,774)	(45.0)
Loss on disposal of assets	1,725	—	1,725	495	(1,230)	(248.5)
Pre-opening	1,167	—	1,167	—	(1,167)	—
Acquisition and transition related costs	2,358	—	2,358	—	(2,358)	—

Total costs and expenses	159,074	15,956	175,030	159,714	(15,316)	(9.6)

(LOSS) INCOME FROM OPERATIONS	14,364	(2,938)	11,426	22,252	(10,826)	(48.7)

Interest income	698	—	698	359	339	94.4
Interest expense, net of capitalized interest	(85,953)	(1,516)	(87,469)	(18,308)	(69,161)	(377.8)

(Loss) income before income tax benefit	(70,891)	(4,454)	(75,345)	4,303	(79,648)	(1,851.0)
Income tax (benefit) expense	(2,277)	(1,521)	(3,798)	1,665	(5,463)	(328.1)

Net income (loss)	(68,614)	(2,933)	(71,547)	2,638	(74,185)	(2,812.2)
Other Comprehensive Loss:
Unrealized loss on interest rate swap, net of tax	(26)	—	(26)	—	(26)	—

Comprehensive (loss) income	$(68,640)	$(2,933)	$(71,573)	$2,638	$(74,211)	(2,813.2)%

Results of Operations for the Combined Year Ended December 31, 2007 Compared to the Results of Operations for the Year Ended December 31, 2006

Net Revenues. Net revenues increased 2.5% for the combined year ended December 31, 2007 to $186.5 million compared to $182.0 million for the year ended December 31, 2006. The $4.5 million increase in net revenues was primarily attributable to a $4.1 million or 10.0% increase in lodging revenue, a $5.7 million or 8.1% increase in food and beverage revenue and a $2.5 million or 15.2% increase in other revenues. These increases in revenue were partially offset by a $4.2 million or 7.1% decrease in casino revenue, a $0.3 million or 4.0% decrease in retail revenue and a $3.3 million or 26.7% increase in promotional allowances related to items furnished to customers on a complimentary basis.

Casino Revenues. The $4.2 million decrease in casino revenues was primarily due to a $0.8 million or 4.5% decrease in slot revenue and a $2.9 million or 7.3% decrease in table games revenues and a $0.5 million or 30.9% decrease in race and sports revenue. The decrease in table games revenues was due to a decrease in table games hold percentage as well as a decrease in table games drop. Management believes that table games drop declined because of a decrease in “hosted play” (i.e., players attracted to the Hard Rock’s casino by our casino hosts). Table games hold percentage decreased 94 basis points to 13.8% from 14.7%, which was within the expected range of 12% to 16%. Table games drop decreased $2 million or less than 1.0% to $269 million from $271 million. The average number of table games in operations remained the same year over year at 88 tables. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1,147 from $1,236, a decrease of $89 or 7.2%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the combined year ended December 31, 2007 was 14.7% compared to 16.6% for the year ended December 31, 2006. Slot machine revenues decreased $0.8 million from $18.3 million to $17.4 million. Slot machine handle increased $1.1 million from $328 million to $329 million. The increase in slot machine handle was partially offset by a decrease in slot machine hold percentage. Management believes that the Hard Rock’s concert and other entertainment events have driven additional patron volume to the casino, which resulted in increased slot machine handle for the combined year ended December 31, 2007. However, slot machine revenues decreased for the period due to lower slot machine hold percentage. Slot machine hold percentage decreased 47 basis points to 5.9% from 6.3%, which was within the expected range of 4% to 7%. The average number of slot machines in operation decreased to 509 from 558, a decrease of 49 machines or 8.8%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day to $94 from $90, an increase of $4 or 4.6%. Race and sports book revenue decreased $0.5 million due to an increase in race and sports book write and a decrease in hold percentage. The race and sports book write increased $6.5 million to $25 million in the combined year ended December 31, 2007 from $19 million in the year ended December 31, 2006. Race and sports book hold percentage decreased 3.9 percentage points to 4.1% from 8.0%, which was within the expected range of 4% to 8%.

Lodging Revenues. The $4.1 million increase in lodging revenues to $45.7 million was primarily due to an increase in average daily rate to $206 from $183, which resulted from management’s decision to increase room rates after the closing of the Acquisition. Hotel occupancy decreased slightly to 93% from 95% between periods.

Food and Beverage Revenues. The $5.7 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.4 million and beverage revenues increasing by approximately $4.3 million. Food revenues increased due primarily to a $0.7 million increase in Beach Club food, a $0.6 million increase in Mr. Lucky’s, a $0.4 million increase in Pink Taco and a $0.3 million increase in Room Service. Management believes that the Hard Rock’s concert and other entertainment events have driven additional patron volume to its food and beverage outlets. These increases were partially offset by a $0.04 million decline in AJs Steakhouse and a $0.2 million decline in Simon Kitchen and Bar. Beverage revenues increased due primarily to a $3.2 million increase in Beach Club Bar, due to the continued success of our pool party called Rehab, a $1.8 million increase in Body English, due to opening an additional day each Wednesday, and a $0.2 million increase in Pink Taco Bar. These increases in beverage revenues were partially offset by a decrease of $0.7 million in Casino Bars, Banquet Bar, Sports Deluxe, Simon Kitchen and Bar, AJ’s Steakhouse and The Joint Bar revenue.

Retail Revenues. We believe the $0.3 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

Other Revenues. Other revenue increased $2.5 million primarily due to a $1.2 million increase in the Hard Rock Cafe and Apartment rental income and a $1.3 million increase in Love Jones, Beach Club and entertainment revenue. Hard Rock Cafe and Apartment rental income increased as the related leases were not owned by the Predecessor in the prior period. Management believes Love Jones, Beach Club and entertainment revenue increased due to additional patron volume attracted to the Hard Rock by its concert and other entertainment events.

Promotional Allowances. Promotional allowances increased $3.3 million or 26.7% over the prior period for the combined year ended December 31, 2007. Promotional allowances increased as a percentage of total revenues to 8.5% from 6.9% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by Casino Marketing.

Casino Expenses. Casino expenses increased $1.7 million or 4.9% to $36.7 million from $35.0 million. The increase was primarily due to the priority management fee of $3.0 million paid to the Casino Operator, $0.3 million increase in payroll and related expenses, $0.2 million increase in promotional events and activities, which was partially offset by a $0.9 million decrease in bad debt expense, a $0.7 million decrease in taxes as a result of the $4.2 million decrease in revenues, $0.2 million decrease in customer discounts and other miscellaneous operating supplies. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.

Lodging Expenses. Lodging costs and expenses decreased 2.2% or $0.2 million to $9.8 million for the combined year ended December 31, 2007. Lodging expenses in relation to lodging revenues decreased to 21.5% from 24.1% in the prior period due primarily to a higher average daily rate while total operating expenses decreased approximately $0.2 million primarily related to a decrease in labor and related expenses.

Food and Beverage Costs And Expenses. Food and beverage costs and expenses increased 4.4% or $1.6 million over the prior period for the combined year ended December 31, 2007. Food and beverage costs and expenses in relation to food and beverage revenues decreased to 51.8% from 53.7% in the prior year due primarily to increases in Beach Club and Body English revenues of 24.6% to $28.1 million from $22.6 million. These revenue increases were primarily derived from admissions and bottle service, which have low associated costs; therefore, decreasing the percentage of costs and expenses in relation to food and beverage revenues. Payroll and related expenses are up from the prior year 3.5% to $21.3 million from $20.5 million, professional services for Disc Jockeys and special events are up from the prior year 57.1% to $2.7 million from $1.7 million and other operating supplies are up from the prior year 48.9% to $0.9 million from $0.6 million. These increases are primarily due to the increased volume in Beach Club and Body English revenues.

Retail Costs and Expenses. Retail costs and expenses decreased 17.1% or $0.7 million from the prior period for the combined year ended December 31, 2007. Retail costs and expenses in relation to retail revenues decreased to 50.0% from 57.9% in the prior period due to improved controls and a more focused buying effort.

Other Costs and Expenses. Other costs and expenses increased 3.7% or $0.6 million over the prior period for the combined year ended December 31, 2007. Other costs and expenses in relation to other income decreased to 85.1% from 94.6%. Rental income increased and there were no costs associated with that revenue, thus the reason for this improved margin.

Marketing, General and Administrative. Marketing, general and administrative expenses increased 4.9% or $1.6 million over the prior period for the combined year ended December 31, 2007. Marketing, general and administrative expenses in relation to gross revenues increased to 20.5% from 19.7%. The $1.6 million increase in these expenses was primarily due to a $0.9 million increase in customer promotions, a $0.1 million increase in advertising expense, a $0.3 million increase in Rehab pool party promotional costs, a $0.2 million increase in utilities, a $0.4 million increase in professional services primarily associated with the acquisition of our gaming license, and a $0.4 million termination fee paid to the former operator in connection with the closing of Simon Bar and Kitchen. These costs were slightly offset by a $0.5 million decrease in payroll and related expenses, a decrease of $0.2 million in engineering costs.

Management Fee—Related Party. Management fee—related party expenses increased $3.0 million or 46.2% to $9.4 million from $6.4 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues including casino rents and all other income. In contrast, the Predecessor paid Mr. Morton and his affiliates a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year, plus additional reimbursable expenses.

Merger Costs. The Predecessor expensed $1.7 million and $4.5 million for the year ended December 31, 2007 and December 31, 2006, respectively, related to the Acquisition. The amount expensed for the year ended December 31, 2007 consisted of $1.1 million for bonuses to executives, $0.5 million for stay bonuses and $0.1 million for legal advisors. The amount expensed for the year ended December 31, 2006 consisted of $2.0 million for stay bonuses, $1.0 million in fees to financial advisors and $1.5 million in fees to legal advisors.

Depreciation and Amortization. Depreciation and amortization expense increased by $5.8 million to $18.6 million for the year ended December 31, 2007 from $12.8 million for the year ended December 31, 2006. The increase in depreciation is based upon the estimated fair value of the assets acquired in the Acquisition.

Interest Expense. Interest expense increased $69.2 million to $87.5 million from $18.3 million, an increase of 377.8%. This increase reflects the interest expense resulting from the incurrence and retirement of debt related to the Acquisition and the increase in deferred financing amortization in connection with the Acquisition. The deferred financing amortization occurs over the 36-month life of the CMBS loans on a straight-line basis at approximately $1.3 million per month. The Company incurred approximately $793 million of new debt under the CMBS facility. Payments of the new debt under the CMBS facility are based upon LIBOR plus a spread of 4.25%.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our CMBS facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2007, our total outstanding debt, including the current portion, was approximately $793.5 million, all of which was variable rate debt. The Company has entered into hedge agreements which cap LIBOR at 5.50% through February 9, 2009. At December 31, 2007, the LIBOR rate was 4.6%, thereby making our cap out of the money. Subject to the cap, as of December 31, 2007, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.0 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.0 million.

Loss on Disposal of Assets. During 2007, the Company recorded $1.7 million loss on the disposal of assets, which was related to the Suite remodel, the closing of Simon Bar and Kitchen, the closing of Cuba Libre and the Las Vegas Lounge. During 2006, the Predecessor recorded a $0.5 million loss on the disposal of assets, which was related to the pool remodel and other operating assets being retired.

Acquisition and Transition Related Costs. The Company expensed $2.4 million in acquisition and transition related costs in connection with the Acquisition, which consisted of $0.8 million in payroll and related expenses, $0.5 million in celebrity acquisition costs, $0.4 million in fees to legal advisors, $0.3 in fees to gaming related professional advisors and $0.4 million in professional fees and other expenses.

Income Taxes. The income tax benefit decreased $5.5 million for the year ended December 31, 2007 to an income tax benefit of $3.8 million. As a result of the purchase allocation, the Company had net deferred tax liabilities of $17.5 million which was $2.3 million in excess of deferred tax liabilities on indefinite life intangible assets. Subsequent to the Closing Date, deferred tax liabilities of $2.3 million were utilized against deferred tax assets recognized as a result of post acquisition net operating losses. In addition, subsequent to the Closing Date, the Company established a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.

Other Comprehensive Loss. For the period from February 2, 2007 to December 31, 2007, the total fair value of derivative instruments that qualify for hedge accounting changed by $26,000 and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities.

Net (Loss) Income. Net loss was $71.6 million compared to net income of $2.6 million during the prior year period. The decrease in net income was due to the factors described above.

Results of Operations for Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues. Net revenues increased 0.5% for the year ended December 31, 2006 to $182.0 million compared to $181.0 million for the year ended December 31, 2005. The $1.0 million increase in net revenues was primarily attributable to a $3.1 million or 8.0% increase in lodging revenue, a $3.4 million or 5.1% increase in food and beverage revenue and a $1.6 million or 11.5% decrease in promotional allowances related to items furnished to customers on a complimentary basis. These increases in revenue were partially offset by a $6.3 million or 9.5% decrease in casino revenue, a $0.8 million or 10.1% decrease in retail revenue and a $0.1 million or 0.9% decrease in other revenues.

Casino Revenues. The $6.3 million decrease in casino revenues was primarily due to a $0.8 million or 4% decrease in slot revenue and a $5.4 million or 12% decrease in table games revenues. The decrease in table games revenues was due to a decrease in table games hold percentage and a decrease in table games drop. Table games hold percentage decreased 22 basis points to 14.7% from 14.5%, which was within the expected range of 12% to 16%. Table games drop decreased $41.5 million or 13% to $271.2 million from $312.7 million, which resulted from a decrease in the aggregate amount our patrons gambled on table games. The average number of table games in operations were the same at 83. The net result of these changes in drop, hold percentage and average number of table games in operation was a decrease in win per table game per day to $1,315 from $1,494, a decrease of $179 or 12%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the year ended December 31, 2006 was 16.6% compared to 16.8% for the year ended December 31, 2005. Slot machine revenues decreased $0.8 million due to slot machine handle decreasing $46.8 million or 12% to $328.4 million from $375.2 million, which resulted from a reduction in the aggregate amount our patrons gambled on slot machines. The decrease in slot machine handle was partially offset by an increase in slot machine hold percentage. Slot machine hold percentage increased 48 basis points to 5.6% from 5.1%, which was within the expected range of 4% to 7%. The average number of slot machines in operation increased to 558 from 552, an increase of 6 machines or 1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $90 from $95, a decrease of $5 or 6%. Although Race and sports book revenue remained constant, race and sports book write decreased, which was offset by an increase in hold percentage. The race and sports book write decreased $1.4 million from $20.3 million in the year ended December 31, 2005 to $18.9 million in the year ended December 31, 2006. This was due primarily to the race and sports book being closed for approximately one month during 2006 due to remodeling. Race and sports book hold percentage increased 42 basis points to 8.6% from 8.2%.

Lodging Revenues. The $3.1 million increase in lodging revenues to $41.5 million was primarily due to an increase in average daily rate to $183 from $169 as a result of increased pricing. Hotel occupancy increased slightly to 95.3% from 94.4% between periods as a result of increased demand.

Food and Beverage Revenues. The $3.4 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.5 million and beverage revenues increasing by approximately $2.0 million. Food revenues increased due primarily to a $1.3 million increase in Banquet food, a $0.6 million increase in Simon Kitchen and Bar, a $0.3 million increase in Pink Taco and a $0.5 million increases in each of Starbuck’s, Beach Club Food and Room Service. Beverage revenues increased due primarily to a $1.2 million increase in Body English, which is our new club replacing Baby’s, a $1.7 million increase in Beach Club Bar due to the success of our new pool party called Rehab, a $0.5 million increase in Banquet Bar, a $0.3 million decrease in each of Sports Deluxe, Pink Taco and Simon Kitchen and Bar. These increases in beverage revenues were partially offset by a decrease of $0.9 million in Casino Bars.

Retail Revenues. We believe the $0.8 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

Other Revenues. Other revenue decreased $0.1 million primarily due to a decline of $0.7 million in box office and concert ticket sales which was partially offset by an increase of $0.4 million in the Rock Spa and the hair salon along with $0.4 million in automated bank tellers and other miscellaneous revenues.

Promotional Allowances. Promotional allowances decreased by $1.6 million, or 11.5%, from the prior year. Promotional allowances decreased as a percentage of total revenues to 6.9% from 7.8%. This decrease is due to the reduced volume in the casino drop.

Casino Expenses. Casino expenses decreased $1.3 million or 3.6% to $35.0 million from $36.3 million. The decrease was primarily due to a $0.3 million decrease in payroll and related expenses, a $0.2 million decrease in gaming taxes, a $0.5 million decrease in food and beverage complimentaries redeemed in outlets that are not owned by the Predecessor, a $0.1 million decrease in customer reimbursed travel and a $0.2 million decrease in apparel. Casino expenses as a percentage of casino revenues increased to 58.6% from 55.0% in the prior year.

Lodging Expenses. Lodging expenses increased by $0.3 million, or 2.8%, from the prior year. Lodging expenses in relation to lodging revenues decreased to 24.1% from 25.4% in the prior year due primarily to a higher average daily rate while total operating expenses increased approximately $0.3 million primarily related to a $0.7 million increase in labor and related expenses, a $0.4 million decrease in repairs and maintenance expenses, a $0.3 million increase in credit card fees, a $0.2 million decrease in bad debt expense and a $0.1 million decrease in professional services.

Food and Beverage Costs And Expenses. Food and beverage costs and expenses increased by $3.0 million, or 8.6%, from the prior year. Food and beverage costs and expenses in relation to food and beverage revenues increased to 53.7% from 52.0% in the prior year due primarily to an increase of $2.3 million in payroll and related expenses and an increase of $0.4 million in cost of goods sold. This was partially offset by a decrease of $0.1 million in other operating expenses.

Retail Costs and Expenses. Retail costs and expenses increased by $0.3 million, or 6.5%, from the prior year. Retail costs and expenses in relation to retail revenues increased to 57.9% from 48.8% in the prior year due to a shift in merchandise being sold from logo tee-shirts to brand name merchandise.

Other Costs and Expenses. Other costs and expenses decreased by $1.2 million, or 6.9%, from the prior year. Other costs and expenses in relation to other income decreased to 94.6% from 100.7%. This was due primarily as a result of spending $2 million less than the prior year on concerts and events.

Marketing, General and Administrative. Marketing, general and administrative expenses decreased by $0.2 million, or 0.7%, from the prior year. Marketing, general and administrative expenses in relation to gross revenues decreased to 17.1% from 17.2%. The $0.3 million increase in these expenses was primarily due to a $1.1 million increase in payroll and related expenses, including management incentives, a $.3 million increase in professional services, a $0.1 million increase in contract services and a $0.3 million increase in utility costs. These costs were slightly offset by a decrease of $1 million spent in 2005 on the hotel’s ten-year anniversary party, a $0.3 million in donations expense, a $0.3 million decrease in general repairs and maintenance expenses and a $0.2 million in employee activities expense.

Management Fee—Related Party. Related-party expenses decreased $0.3 million or five percent to $6.4 million from $6.7 million. The supervisory fee is equal to two percent of annual gross revenues (as defined), net of complimentaries for each year. In the year ended December 31, 2005, the Predecessor recorded additional supervisory fees of $0.4 million that related to reclassification of revenue in the years ended December 31, 2004, 2003, 2002 and 2001.

Merger Costs. During 2006, the Predecessor recorded $4.5 million of costs related to the negotiation of the Acquisition Agreements. The Predecessor expensed $4.5 million for the year ending December 31, 2006, which consisted of $2.0 million for stay bonuses, $1.5 million in fees to legal advisors and $1.0 million in fees to financial advisors. No such costs were recorded in the year ended December 31, 2005.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million, or 7.3%, from the prior year. Depreciation and amortization expense increased to $12.8 million from $12.0 million due to a large number of five-year assets being fully depreciated from the Predecessor’s expansion in 1999.

Loss on Disposal of Assets. During 2006, the Predecessor recorded a $0.5 million loss on the disposal of assets, comprised of a loss of $0.4 million related to the renovation of its Beach Club, pool area and a loss of $0.1 million related to other operating assets being retired. During 2005, the Predecessor recorded a $0.6 million loss on the disposal of assets, comprised of a $0.3 million loss related to a hotel expansion that was abandoned when the Predecessor started the condo tel expansion and a $0.3 million loss related to other operating assets being retired.

Interest Expense. Interest expense decreased to $18.3 million from $19.3 million, a decrease of $1.0 million or 5.2%. This decrease was primarily due to the decrease in outstanding borrowings.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt in 2005 is related to a $1.2 million premium paid to the holders of the Company’s Junior Notes, a portion of which were retired during the fourth quarter of 2005.

Income Taxes. The Predecessor has recorded a tax expense of $1.7 million in the year ended December 31, 2006 as compared to a tax benefit of $7.4 million in the year ended December 31, 2005, which was due to an adjustment of its 2005 deferred tax assets.

Net Income Applicable to Common Shareholders. Net income applicable to common shareholders was $2.6 million compared to $14.0 million during the prior year period. The decrease in net results for common shareholders was due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Acquisition Financing

The Acquisition of the Hard Rock and related properties and assets was financed through a combination of equity invested by the DLJMB Parties and the Morgans Parties and a new debt financing in the form of a real estate loan in the commercial mortgage-backed securities (“CMBS”) market.

At the closing of the Acquisition, the DLJMB Parties contributed an aggregate of approximately $115 million in cash equity capital to pay a portion of the purchase price for the Acquisition. The Morgans Parties’ equity contribution was made by application of amounts they had placed in escrow at the time they entered into Acquisition Agreements with Peter Morton and his affiliates in May 2006. At the closing of the Acquisition, the amount of the escrow deposits (approximately $52 million as of such date) was applied to pay a portion of the Acquisition purchase price. Each of the DLJMB Parties’ and Morgans Parties’ contributions was deemed to be an equity investment in us in exchange for their membership interests in the Company. As of December 31, 2007, the DLJMB Parties own a collective 67% interest in us and the Morgans Parties own a collective 33% interest in us.

The remaining financing needed to consummate the Acquisition was a borrowing of $760 million under our CMBS facility. The remaining borrowing availability under the facility includes $35.0 million for renovation costs, $48.2 million for financing costs and $56.3 million for cash reserves and working capital, and a loan of up to $620.0 million for the expansion, with the total amount available under the financing not to exceed $1.395 billion (including the $35 million referenced below) as of December 31, 2007. In November 2007, certain of our subsidiaries refinanced $350 million of the amount borrowed under our CMBS facility from the proceeds of three mezzanine loans made to our mezzanine subsidiaries, and the lender increased the maximum amount of the loan that may be funded in the future by $35 million (the “Refinancing”). The Refinancing includes an additional $15 million under the third mezzanine loan for use in connection with construction on the expansion and renovation project. The financing is a lower-interest, and therefore lower-cost, alternative to traditional senior secured credit facilities and senior unsecured bonds. Further, the financing does not have any financial maintenance covenants, which provides us with operating flexibility. If we qualify for the construction loan under the CMBS facility, the initial maturity date of the loans thereunder will be February 9, 2010 with two one-year options to extend the maturity date provided we satisfy certain conditions including meeting a specified debt yield percentage. Should we not qualify for the construction loan, the initial maturity date will be February 9, 2009 with two similarly conditional one-year options to extend the maturity date.

The loan agreements under the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property.

The subsidiaries that served as mortgage borrowers under the financing were HRHH Hotel/Casino, LLC (owner of the Hard Rock), HRHH Development, LLC (owner of the parcel of land adjacent to the Hard Rock that may be used for expansion purposes), HRHH Cafe, LLC (owner of the parcel of land on which the Hard Rock Cafe is situated), HRHH IP, LLC (owner of certain intellectual property used in connection with the Hard Rock, among other things) and HRHH Gaming, LLC (an entity formed solely for the purpose of holding the gaming licenses and conducting gaming operations at the hotel and casino). In connection with the restructuring of the loans discussed above, the lender exercised its right to split our CMBS facility into debt secured directly by the assets owned by the mortgage borrowers and senior, junior and subordinated junior mezzanine debt secured by pledges of equity interests in the mortgage borrowers, and certain of our other subsidiaries, which are the senior mezzanine borrowers and the junior mezzanine borrowers, respectively, under our CMBS facility. This resulted in the separation of a portion of the financing into:

•

a first mezzanine loan in the principal amount of $200 million made to the senior mezzanine borrowers, HRHH Gaming Senior Mezz, LLC and HRHH JV Senior Mezz, LLC, secured by pledges of the senior mezzanine borrowers’ equity interests in the mortgage borrowers;

•

a second mezzanine loan in the principal amount of $100 million made to the junior mezzanine borrowers, HRHH Gaming Junior Mezz, LLC and HRHH JV Junior Mezz, LLC, secured by pledges of the junior mezzanine borrowers’ equity interests in the senior mezzanine borrowers; and

•

a third mezzanine loan in the principal amount of $65 million made to the subordinated junior mezzanine borrowers, HRHH Gaming Junior Mezz Two, LLC and HRHH JV Junior Mezz Two, LLC, secured by pledges of the subordinated junior mezzanine borrowers’ equity interests in the junior mezzanine borrowers.

As contemplated by the Refinancing, each of the first mezzanine, second mezzanine and third mezzanine loans were sold by its lender on November 6, 2007 and the mortgage loan was sold by its lender on November 9, 2007, to the following entities:

•	mortgage loan: Vegas HR Private Limited;

•	first mezzanine loan: Brookfield Financial, LLC—Series B;

•	second mezzanine loan: NRFC WA Holdings, LLC; and

•	third mezzanine loan: Hard Rock Mezz Holdings LLC.

In November 2007, Column Financial, Inc. ceased to be the administrative agent for each of the loans and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the facility.

The financing incurred interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., failure to achieve substantial completion of the construction projects in a timely manner and extension of the term of the financing). The Refinancing incurs interest payable in similar fashion at a blended rate of LIBOR plus 4.25%, also subject to adjustments upwards in similar circumstances.

Liquidity

As of December 31, 2007, we had approximately $14.2 million in available cash and cash equivalents. As of December 31, 2007, our total long-term debt, including the current portion, was approximately $793.5 million and our total member’s equity was approximately $112.5 million, yielding a debt-to-equity ratio of approximately 7.1. The Company has both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay operating expenses, debt amortization requirements and other expenditures directly associated with our property, including the funding of our reserve accounts.

We expect our short-term liquidity requirements for 2008 to include (a) an amortization payment of up to $110.0 million under our CMBS facility, (b) expenditures of $225 million (of the total budgeted amount of $750 million) for the expansion and renovation of the Hard Rock and (c) additional expenses of 3% of the Hard Rock’s gross revenues for replacements and refurbishments at the Hard Rock. We have signed construction commitments for an aggregate of approximately $60.1 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008. For a further description of these payments, see “—Anticipated Capital Expenditures and Liquidity Requirements,” “—Capital Expenditures, Interest Expense and Reserve Funds” and “—Contractual Obligations and Commitments.”

In addition, gaming regulators require that we maintain a certain amount of cash on hand for our gaming operations. Under the CMBS facility we established a cash management account to hold the cash that we generate from our operations. This account is under the sole control of the CMBS lender, which has a first priority security interest in the account and any amounts on deposit therein. Until construction of the expansion project for the Hard Rock has been completed, amounts on deposit in the cash management account are distributed first to fund various reserves, including tax, insurance, a replacement reserve used to periodically replace and upgrade existing hotel furniture, fixtures and equipment and any reserve required under applicable Nevada gaming regulations, next to us in an amount to cover certain operating expenses, then to the administrative agent and the CMBS lender to cover fees and debt service in respect of the mortgage and three mezzanine loans, and finally to a general reserve fund from which amounts on deposit may be distributed to us if certain debt ratios and other conditions are met. After construction of the expansion project has been completed, the priority of payments will change such that payments to the CMBS lender to cover fees and debt service on the mortgage loan will have priority over payments to fund the replacement reserve fund and payments made to us to cover certain operating expenses.

We expect to meet our short-term liquidity needs through existing working capital, cash provided by our operations, sales of our excess real estate, debt funding under our CMBS facility and, if necessary, capital contributions from our owners. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements.

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to complete our expansion project, pay scheduled debt maturities, and perform necessary renovations and other non-recurring capital expenditures that need to be made periodically to our property. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, licensing of our intellectual property, capital contributions from our owners, and borrowings under our CMBS facility. Other sources may be sales of equity securities and/or cash generated through property dispositions and joint venture transactions.

Our ability to incur additional debt is dependent upon our ability to satisfy the borrowing restrictions imposed by our lenders. In addition, our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.

We believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our long-term liquidity requirements.

Anticipated Capital Expenditures and Liquidity Requirements

In March 2007, we announced a large-scale expansion project at the Hard Rock Hotel. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project will also include an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the property began in the fourth quarter of 2007, including upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas will be renovated. These renovations are scheduled to be completed in 2008 and the remainder of the expansion to be complete by late 2009. We currently have budgeted approximately $750 million to complete the expansion project.

Under the terms of our joint venture agreement, the DLJMB Parties agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150.0 million. The Morgans Parties have the option, but are not required, to fund their pro rata share of the expansion project. As of December 31, 2007, DLJMB had funded approximately $17.1 million and Morgans had funded approximately $8.6 million through the issuances of letters of credit. Morgans has announced that it does not currently anticipate funding its pro rata share of any capital contributions to the Company.

Pursuant to the terms of our CMBS facility and certain waivers thereto, we were required to make an amortization payment or post a letter of credit to the lenders in an amount equal to $110.0 million on February 14, 2008. On February 14, 2008, the DLJMB Parties, posted a letter of credit in favor of the lenders in the amount of $110.0 million to postpone the amortization payment to August 2, 2008. In the event that the proceeds from any sales of the 15-acre parcel of excess land adjacent to the Hard Rock prior to August 2, 2008 are less than $40.0 million, we will be required to make an amortization payment to the lenders of $110.0 million on such date. If the proceeds received from any such prior sales of the excess land are greater than $40.0 million, then we will be required to make an amortization payment equal to $110.0 million less the amount of any proceeds received from such sales. We have entered into a letter of intent with respect to a proposed sale of a portion of the excess land and are working with the prospective purchaser to complete due diligence on the land and to prepare definitive documentation.

Under the terms of the CMBS facility, we also will be required to make a prepayment of $50 million on the date that is the earlier of (i) May 1, 2008 if we have not qualified for drawing on the construction loan thereunder and (ii) the date on which we notify the lenders that we do not intend to draw on the construction loan. In the event that we do not provide the lenders with this notice prior to May 1, 2008 or if we do not qualify for drawing under the construction loan by May 1, 2008, then on July 1, 2008 we will be required to make another prepayment of $75 million. In lieu of making the $50 million prepayment, we (or our members) may post a letter of credit for the benefit of the lenders with a face amount equal to the amount of the prepayment. In the event that we notify the lenders that we do not intend to draw the construction loan, we will be required to repay all amounts previously drawn under the construction loan (i.e. preconstruction loan advances) under the CMBS facility and restore our property to the condition it was in prior to commencement of construction work.

Cash Flows for the Period from February 2, 2007 to December 31, 2007

Operating Activities. Net cash used by operating activities was $45.0 million for the period from February 2, 2007 to December 31, 2007, which resulted primarily from a $68.6 million loss from operations, offset by $32.1 million of depreciation and amortization expense, $0.7 million increase in non-cash expenses, and $9.2 million from a decrease in other operating assets and liabilities.

Investing Activities. Net cash used in investing activities amounted to $807.1 million for the period from February 2, 2007 to December 31, 2007. The cash used in investing activities primarily relates to the Acquisition and establishment of the restricted reserve accounts under the CMBS facility.

Financing Activities. Net cash provided by financing activities amounted to $866.2 million for the period from February 2, 2007 to December 31, 2007. The cash provided by financing represents the $113.9 million of cash equity contributions at the closing, $760 million of borrowings under the CMBS facility at the closing, $33.5 million of additional borrowings subsequent to the closing, which were partially offset by $50.2 million in loan financing costs and $9.0 million of additional cash equity contributions subsequent to the closing. The DLJMB Parties provided $6.0 million of such cash equity contribution and the Morgans Parties provided $3.0 million of such cash equity contribution.

Cash Flows for the Year Ended December 31, 2006

Operating Activities. Net cash provided by operating activities was $22.8 million for the year ended December 31, 2006. For the year ended December 31, 2006, net income was $2.6 million, depreciation and amortization expense was $13.3 million, deferred income taxes were $1.5 million and changes in other operating assets and liabilities were $5.3 million.

Investing Activities. Net cash used in investing activities amounted to $9.1 million for the year ended December 31, 2006. The cash used in investing activities primarily relates to purchases of property and equipment.

Financing Activities. Net cash used in financing activities amounted to $14.1 million for the year ended December 31, 2006. The cash used in financing represents principal payments on long-term debt.

Capital Expenditures, Interest Expense and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to our CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. On the Closing Date, we deposited $35 million into an initial renovation reserve fund to be held as additional collateral for the CMBS loan for the payment of initial renovations to the Hard Rock. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement under the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds to be set aside in restricted cash. As of December 31, 2007, an aggregate of $37.7 million and $1.2 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively.

In addition, we are also obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. On the Closing Date, we deposited $45 million into an interest reserve fund to be held as additional collateral under the CMBS facility for the payment of interest expense shortfalls. The CMBS lenders will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under the CMBS facility. As of December 31, 2007, $16.1 million was available in restricted cash reserves in the interest reserve fund.

Pursuant to the CMBS facility, the unfunded portion of the construction loan as of the second anniversary of the Closing Date may be advanced and deposited with lender in an account which shall be referred to as the “Construction Loan Reserve Account.” Additionally, portions of the construction loan may be advanced as quarterly deficiency advances from time to time, which quarterly deficiency advances shall be deposited with lender in the Construction Loan Reserve Account. Additionally, on November 9, 2007, the third mezzanine construction funds were deposited with lender in the Construction Loan Reserve Account. The funds in the Construction Loan Reserve Account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the Construction Loan Reserve Account in lieu thereof, to the extent funds are available. As of December 31, 2007, $5.9 million was available in restricted cash reserves in the Construction Loan Reserve Account.

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the interest rate risks related to the variable rate debt under our CMBS facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. The fair value of our derivative financial instruments is determined by our management. Such methods incorporate standard market conventions and techniques such as discounted cash flow and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not be realized.

In connection with the Acquisition, we entered into an interest rate cap agreement with an aggregate notional amount of $805.0 million with a LIBOR cap of 5.50%. We determined that this cap did not qualify for hedge accounting. In connection with the Refinancing in November 2007, we terminated our hedging instrument and replaced it with five new interest rate caps with an aggregate notional amount of $885.0 million and a LIBOR cap of 5. 50% which expire February 9, 2009. We determined that two of the caps did not qualify for hedge accounting. Three of the caps were designated as cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness under the hypothetical derivative method where the cumulative change in fair value of the actual cap is compared to the cumulative change in fair value of a hypothetical cap having terms that exactly match the critical terms of the hedged transaction. For derivatives that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument is recognized directly in earnings.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnities in favor of third parties.

Contractual Obligations and Commitments

We have various contractual obligations that we record as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2007 (amounts in thousands):

Total	Total		2008		2009	2010 and thereafter
Long-term debt	$793,452	(1)	$110,000	(1)	$—	$683,452
Employment agreement(2)	1,146		625		521	—
Estimated interest payments on long-term debt(3)	334,795		86,981		116,522	131,292
Construction Commitments(4)	60,082		59,797		228	57

Total contractual cash obligations	$1,189,475		$257,403		$117,271	$814,801

(1)	Pursuant to the terms of our CMBS facility and certain waivers thereto, the Company was required to make an amortization payment or post a letter of credit to the lenders in an amount equal to $110.0 million on February 14, 2008. On February 14, 2008, the DLJMB Parties, posted a letter of credit in favor of the lenders in the amount of $110.0 million to postpone the amortization payment to August 2, 2008. In the event that the proceeds from any sales of the 15-acre parcel of excess land adjacent to the Hard Rock prior to August 2, 2008 are less than $40.0 million, the Company will be required to make an amortization payment to the lenders of $110.0 million on such date. If the proceeds received from any such prior sales of the excess land are greater than $40.0 million, then we will be required to make an amortization payment equal to $110.0 million less the amount of any proceeds received from such sales. We have entered into a letter of intent with respect to a proposed sale of a portion of the excess land and are working with the prospective purchaser to complete due diligence on the land and to prepare definitive documentation.
(2)

Under Mr. Kwasniewski’s offer letter, if Morgans Management terminates his employment without cause (as defined in his offer letter) prior to October 9, 2008, he will be entitled to receive the lesser of 18-months base salary or one month’s salary for every month remaining until his third anniversary of employment. If Morgans Management terminates his employment without cause on or after the second anniversary of employment, he will be entitled to receive one year’s base salary. In addition, if Morgans Management terminates his employment without cause during 2007, he will be entitled to receive a bonus of $280,000 in addition to any other payments due to him under the offer letter. If Morgans Management terminates his employment without cause after 2007, he will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000. See “Executive Compensation—Compensation Discussion and Analysis—Employment Agreements.”

(3)	Estimated interest payments on long-term debt are based on average principal amounts outstanding under our CMBS facility as of December 31, 2007 and anticipated additional borrowings thereunder required to complete our hotel expansion and renovation, based on our actual interest rate of LIBOR at 4.60% plus 4.25% spread or 8.85% total as of December 31, 2007. Subject to an interest rate cap, as of December 31, 2007, an increase in market rates of interest by 0.125% would have increased our projected annual interest expense by $1.2 million, $1.6 million and $1.8 million in 2008, 2009 and 2010 respectively and a decrease in market interest rates by 0.125% would have decreased our projected annual interest expense by $1.2 million, $1.6 million and $1.8 million in 2008, 2009 and 2010 respectively. See “Financial Information—Quantitative and Qualitative Disclosure About Market Risk.”
(4)	We have signed construction commitments for an aggregate of approximately $60.1 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock.

We made cash interest payments on our long-term debt of $66.8 million for the period from February 2, 2007 to December 31, 2007.

We paid or accrued to Morgans Management amounts in respect of the base fee and chain service expense reimbursement equal to $5.7 million and $2.1 million, respectively for the period from February 2, 2007 to December 31, 2007. We also reimbursed Morgans Management approximately $0.6 million for costs it incurred under the Technical Services Agreement we have entered into with them for the period from February 2, 2007 to December 31, 2007.

Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

The Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity. See “Legal Proceedings.”

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and requires our most difficult, complex or subjective judgments and that have the most significant impact on our financial condition and results of operations.

The preparation of our consolidated financial statements in conformity accounting principles generally accepted in the United States of America (“GAAP”) require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Business Combinations

We account for business combinations in accordance with Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”), and related interpretations. SFAS No. 141 requires that we record the net assets of acquired businesses at fair market value, and we must make estimates and assumptions to determine the fair market value of these acquired assets and assumed liabilities.

The determination of the fair value of acquired assets and assumed liabilities in the Hard Rock acquisition requires us to make certain fair value estimates, primarily related to land, property and equipment and intangible assets. These estimates require significant judgments and include a variety of assumptions in determining the fair value of acquired assets and assumed liabilities, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

We have a significant investment in goodwill, intangible assets and other long-lived assets. We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of SFAS No. 142 related to goodwill and other intangible assets and of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, related to possible impairment of or disposal of long-lived assets. For goodwill and indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.

Inherent in reviewing the carrying amounts of the above assets is the use of various estimates. First, our management must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent our management decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and our management exercises some discretion in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates where we conduct our operations as well as recent operating information and budgets for our business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our hotel casino.

Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2007.

Depreciation and Amortization Expense

Depreciation expense is based on the estimated useful life of our assets. The respective lives of the assets are based on a number of assumptions made by us, including the cost and timing of capital expenditures to maintain and refurbish our hotel casino, as well as specific market and economic conditions. Depreciation and amortization are computed using the straight-line method over the estimated useful lives for financial reporting purposes and accelerated methods for income tax purposes.

While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of our hotel casino or any of its assets. Substantially all property and equipment is pledged as collateral for long-term debt.

Capitalized Interest

We capitalize interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. We amortize capitalized interest over the estimated useful life of the related asset.

Derivative Instruments and Hedging Activities

We manage risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our variable rate debt. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness under the hypothetical derivative method where the cumulative change in fair value of the actual cap is compared to the cumulative change in fair value of a hypothetical cap having terms that exactly match the critical terms of the hedged transaction. For derivatives that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument is recognized directly in earnings.

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.

Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated statements of operations or as a component of equity on the consolidated balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity.

Consolidation Policy

We evaluate our variable interests in accordance with FIN 46R, to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Until March 1, 2008, the gaming operations at our casino were operated by the Casino Operator, a third party lessee, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. In connection with the Acquisition, we determined that the Casino Operator was a variable interest entity. Upon termination of the Casino Sublease on February 29, 2008, the Casino Operator relinquished all of the gaming assets to us and, in return, we must forgave any remaining balance on the Gaming Asset Note. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator provided us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator established a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as become due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. Upon termination of the Casino Sublease, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements. See “Business—Agreements Governing the Operation of the Hard Rock—Casino Sublease.”

Income Taxes

We utilize estimates related to cash flow projections for the application of SFAS No. 109 to the realization of deferred income tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events, including changes to the regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.

We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earning and losses. Management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the year ended December 31, 2007, we established a valuation allowance equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to indefinite life intangible assets).

Allowance for Uncollectible Receivables

Substantially all of our accounts receivable are unsecured and are due primarily from the Company’s casino and hotel patrons and convention functions. Financial instruments that potentially subject us to concentrations of credit risk consist principally of casino accounts receivable. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as our management’s experience with collection trends in the casino industry and current economic and business conditions. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables, and the results of collection efforts to date, especially with regard to significant accounts. Change in customer liquidity or financial condition could affect the collectibility of that account, resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to our operating results.

Recently Issued and Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of SFAS No. 157 will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157. We are currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating the impact the adoption would have on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our CMBS facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2007, our total outstanding debt, including the current portion, was approximately $793.5 million, all of which was variable rate debt. The Company has entered into hedge agreements which cap LIBOR at 5.50% through February 9, 2009. At December 31, 2007, the LIBOR rate was 4.6%, thereby making our cap out of the money. Subject to the cap, as of December 31, 2007, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.0 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.0 million.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Predecessor and the Company and the notes related to the foregoing financial statements, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 through F-47 of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The audited balance sheets of our Predecessor as of February 1, 2007 and December 31, 2006 and the audited statements of operations, shareholders’ deficiency and cash flows for our Predecessor for the period from January 1, 2007 to February 1, 2007 and for each of the years ended December 31, 2006 and 2005 included in this report have been audited by Deloitte & Touche LLP (“Deloitte”). On October 23, 2007, the Company, after it received approval from its board of directors, engaged BDO Seidman, LLP (“BDO”) to be its independent registered public accounting firm. On December 18, 2007, Deloitte resigned upon its completion of the audits of the Predecessor’s consolidated financial statements for the year ended December 31, 2006 and for the period from January 1, 2007 to February 1, 2007, and is no longer providing services to the Company.

There were no disagreements during the years ended December 31, 2005 and 2006 and the interim period from January 1, 2007 through December 18, 2007 between Deloitte and us or the Predecessor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. In addition, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K during the years ended December 31, 2005 and 2006 and the interim period from January 1, 2007 through December 18, 2007. The audit report of Deloitte included in this report covers the financial position of the Predecessor at February 1, 2007 and December 31, 2006, and the results of its operations and its cash flows for the period from January 1, 2007 to February 1, 2007, and for each of the two years in the period ended December 31, 2006, does not contain any adverse opinion or disclaimer of opinion, nor is it qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2005 and 2006 and through October 23, 2007, we did not consult BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2) of Regulation S-K.

ITEM 9A(T)	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2007:

Name	Age	Position
Steven Rattner	47	Director
Neal Pomroy	46	Director
Ryan Sprott	34	Director
Fred J. Kleisner	63	President and Director
Richard Szymanski	50	Vice President, Secretary, Treasurer and Director
David Hamamoto	47	Director
Andrew A. Kwasniewski	52	President and Chief Operating Officer of HRHI
Arnold D. Boswell	47	Chief Financial Officer of HRHI
Matt Greene	41	Senior Vice President of Operations of HRHI

Steven Rattner has served as a Director of the Company since February 2007. Mr. Rattner joined DLJ’s Investment Banking Division in 1985 and DLJMB in 2001. He is Co-Chair of the MBP IV Investment Committee. Prior to joining DLJMB, Mr. Rattner was one of the founding members of Donaldson, Lufkin & Jenrette’s (or DLJ) number-one-ranked leveraged finance business, where he was Head of Sales and Trading and Head of Capital Markets. Upon the merger of Credit Suisse First Boston (or CSFB) and DLJ, he became the Head of European Leveraged Finance, responsible for all underwriting and client coverage involving high-yield and syndicated loan products. Mr. Rattner received a B.A. from Franklin & Marshall College, a J.D. from the University of Pittsburgh, where he was a member of the Law Review, and an M.B.A. from the Stern School of Business at New York University. He is a director of Peach Holdings, United Site Services and Warner Chilcott Corporation.

Neal Pomroy has served as a Director of the Company since February 2007. Mr. Pomroy joined DLJMB in 2004 and is involved in the oversight of DLJMB’s portfolio companies and in providing assistance in the due diligence and review of business processes for prospective investments. Prior to joining DLJMB, Mr. Pomroy was a Managing Director with Mercer Management Consulting, Head of the Private Equity and Mergers and Acquisitions practice in North America, where he held several senior management positions including the North American Operating Committee and New York Region Head. Mr. Pomroy has supported the industry’s largest private equity firms with specific portfolio company value growth initiatives, turnaround support and total portfolio management approaches. From 1983 to 1987, Mr. Pomroy worked in Leveraged Buyout Finance and Private Equity for Bank of Boston. He received a B.S. from University of Virginia in 1983 and an M.B.A. from the Harvard Business School in 1988. Mr. Pomroy is a director of U.S. Express Leasing, Inc. and Professional Career Development Institute, LLC.

Ryan Sprott has served as a Director of the Company since February 2007. Mr. Sprott joined CSFB Private Equity in 1998 and DLJMB in 2001 and is currently a Principal of DLJMB. From 1996 to 1998, he worked in the Natural Resources Group of CSFB’s Investment Banking Division, where he focused on mergers and acquisitions, equity offerings and debt financings for the firm’s oil and gas clients. Mr. Sprott received a B.S. in 1995 and an M.B.A. in 1996 from the University of Kansas. He is a director of ECONnergy Energy Company, United Site Services, Connecticut School of Broadcasting and Specialized Technology Resources.

Fred J. Kleisner has served as the President and a Director of the Company since October 2007. Mr. Kleisner is the President and Chief Executive Officer of Morgans and is a consultant to the hotel industry. From January 2006 to September 2007, Mr. Kleisner was the Chairman and Chief Executive Officer of

Rex Advisors, LLC, a hotel advisory firm, and, from February 2006 to September 2007, served as Chairman of Morgans’ Audit Committee. From March 2000 to August 2005, Mr. Kleisner was the Chief Executive Officer of Wyndham International, a hotel company that owned, leased, managed and franchised hotels and resorts in the U.S., Canada, Mexico, the Caribbean and Europe. Mr. Kleisner also has served as the Chairman of Wyndham International’s Board from October 13, 2000. From August 1999 to October 2000, Mr. Kleisner served as President and from July 1999 to March 2000, Mr. Kleisner also served as Chief Operating Officer. From March 1998 to August 1999, he served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he served as President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Company where he served as Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division—East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner is the Chairman of Morgans Co.’s Audit Committee, a member of its Corporate Governance and Nominating Committee, and has been one of its Directors since February 2006. Mr. Kleisner, who holds a Bachelor of Arts degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America.

Richard Szymanski has served as the Vice President, Secretary and Treasurer and a Director of the Company since February 2007. Mr. Szymanski is the Chief Financial Officer of Morgans. Before joining Morgans in 2005, Mr. Szymanski was the Senior Vice President and Chief Financial Officer of Prime Hospitality LLC. From 2003 to 2004, Mr. Szymanski was the Senior Vice President and Chief Financial Officer of Prime Hospitality Corp. From 1998 to 2003, Mr. Szymanski was the Vice President of Finance of Prime Hospitality Corp. In these positions, Mr. Szymanski was responsible for overseeing the accounting department, budget and planning, internal audits and cash management. Mr. Szymanski received a Bachelor of Science degree in accounting from Rutgers University.

David T. Hamamoto has served as a director of the Company since February 2007. Mr. Hamamoto is the Chairman of the Board of Directors of Morgans. In 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp. and currently is the Co-Chairman of its Board of Directors and its Co-Chief Executive Officer. Prior to that time, Mr. Hamamoto was a partner, co-head and co-founder of the Real Estate Principal Investment Area at Goldman, Sachs & Co. Additionally, Mr. Hamamoto serves on the boards of NorthStar Capital Investment Corp., NorthStar Realty Finance Corp., Koll Development and MDLinx. Mr. Hamamoto is also the President and Chief Executive Officer of NorthStar Realty Finance Corp., a NYSE-listed commercial real estate company. Mr. Hamamoto received a Bachelor of Science degree from Stanford University and a Master of Business Administration from the Wharton School of the University of Pennsylvania.

Andrew A. Kwasniewski has served as the President and Chief Operating Officer of HRHI since February 2007. Mr. Kwasniewski also serves as President of Morgans Hotel Group, Las Vegas and as President and Chief Operating Officer of the Hard Rock. In connection with his role as President of Morgans Hotel Group, Las Vegas, Mr. Kwasniewski is responsible for overseeing Morgans Hotel Group’s Echelon Place development project, a joint-venture partnership with Boyd Gaming Corporation to develop two signature hotels, which will bear Morgans Hotel Group’s Delano and Mondrian brands. From May 2005 to October 2006, Mr. Kwasniewski served as Senior Vice President of Starwood Capital Group where he played an integral role in the acquisition and operational aspects of Starwood hotel portfolios, including the Societe du Louvre and Le Meridien. Prior to joining Starwood Capital Group, from January 2004 to May 2005 Mr. Kwasniewski served as the Vice President of Operations for the Hard Rock and, from January 2001 to August 2002, as Executive Vice President of Operations for Starwood Hotels & Resorts Worldwide.

Arnold D. Boswell has served as the Chief Financial Officer of HRHI since February 2007. Prior to that, Mr. Boswell served as Vice President of Hotel Asset Management with Starwood Capital Group from April 2006 to February 2007, as Vice President of Finance for Omni Hotels from October 2005 to April 2006 and as Vice President of Finance for the Procaccianti Group from November 2004 to September 2005. Mr. Boswell spent fifteen years with Wyndham International, serving in roles including that of Senior Vice President of Audit Services and Vice President of Finance for various divisions within that organization from January 2002 to January 2004. As the Senior Vice President of Audit Services and as Vice President of Finance, Mr. Boswell had responsibility for overseeing the internal audit and operational finance functions for 170 owned and managed hotels, both nationally and internationally.

Matt Greene has served as the Senior Vice President of Operations of HRHI since April 2007. As such, Mr. Greene oversees all aspects of the day-to-day operations of the Hard Rock. Prior to that, from April 2006 to April 2007, Mr. Greene served as the Senior Director of New Builds & Conversions for W Hotels Worldwide within Starwood Hotels and Resorts. Mr. Greene served as General Manager over a multitude of brands, including most recently the Hotel ZaZa in Dallas, Texas from November 2004 to April 2006 and The Diplomat Country Club & Spa in Hollywood from June 2001 to April 2003 as well as the Westin La Poloma in Tucson, Arizona, Florida, The Phoenician Resort and Spa, Ojai Valley Inn Resort and Spa, Hyatt Hotels, several Wyndham Hotels and a Sheraton. Mr. Greene holds a Bachelor of Arts degree in Hotel and Restaurant Management from Michigan State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the Securities and Exchange Commission to furnish us with copies of all Forms 3, 4 and 5 that they file. None of these reporting persons were required to file Forms 3, 4 or 6 during the fiscal year ended December 31, 2007, because were not subject to the requirements of the Exchange Act during such time.

Other Matters

Given the ownership of the Company, it has not adopted any procedures by which security holders may recommend nominees to the Company’s board of directors.

Given the ownership of the Company and the financial experience and business acumen of the directors serving on the board of directors, the board of directors has determined (i) not to establish an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act or a committee performing similar functions, and (ii) not to appoint a new director that meets the qualifications of an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

Given the ownership and management of the Company, the board of directors has determined that it is not necessary to adopt a code of ethics at this time.

ITEM 11	EXECUTIVE COMPENSATION

We were formed by the DLJMB Parties and the Morgans Parties in early 2007 in preparation for the closing of their Acquisition of HRHI and certain related assets. Because we were formed in 2007, we do not have a history of executive officer compensation practices for preceding fiscal years. In addition, the compensation paid to our Predecessor’s executive officers is not necessarily indicative of how we compensate our executive officers. Set forth below is a description of our current policies and practices with respect to the compensation of certain of our and HRHI’s executive officers. Neither Fred J. Kleisner nor Richard Szymanski is compensated in his capacity as an officer or director of the Company. We currently do not compensate these officers because our operations are managed by HRHI’s executive officers (and these officers do not provide significant services to the operation of the Hard Rock).

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, which consists of Andrew A. Kwasniewski, HRHI’s President and Chief Operating Officer, Arnold D. Boswell, HRHI’s Chief Financial Officer, and Matt Greene, HRHI’s Senior Vice President of Operations. These individuals are the three most highly paid executive officers of the Company and its subsidiaries.

The compensation program for Mr. Kwasniewski was determined through negotiations between Morgans and Mr. Kwasniewski. Mr. Kwasniewski entered into an offer letter with Morgans Management in September 2006, which provides that he would assist in the Acquisition and, upon its closing, would be responsible for operation of the Hard Rock as its President and Chief Operating Officer. In October 2007, Morgans and Mr. Kwasniewski amended his offer letter to increase his base salary and the number of equity awards he is entitled to receive under Morgans’ equity incentive plans. The terms of Mr. Kwasniewski’s offer letter provides for the compensation package described below and serves as his employment agreement for his services to HRHI.

The compensation programs for Messrs. Boswell and Greene were determined through negotiations between Mr. Kwasniewski and the two officers. Mr. Boswell entered into an offer letter with Morgans Management in December 2006, which provides for him to serve as Chief Financial Officer of the Hard Rock commencing February 2007. Mr. Boswell’s offer letter serves as his employment agreement for his services to HRHI. In April 2007, Mr. Greene entered into an employment agreement with HRHI, which provides for him to serve as Senior Vice President of Operations of the Hard Rock commencing the date the agreement was entered into. The terms of Mr. Boswell’s offer letter and Mr. Greene’s employment agreement provide for the base salary and annual bonus described below. In May 2007, Messrs. Boswell and Greene received additional compensation in the form of equity awards under Morgans’ equity incentive plans in an effort to align our compensation practices with Morgans’ and Mr. Kwasniewski’s assessment of compensation practices in the Las Vegas hotel and casino market.

Executive Compensation Philosophy and Objectives

The executive compensation program for HRHI’s executive officers is designed to provide them with compensation that is competitive in the market place and to reward and incentivize executive contributions to increasing and maximizing value to our members. Specifically, the primary tenets of our executive compensation philosophy, similar to other companies in the Las Vegas hotel and casino industry, are the following:

•

Attract, retain and motivate qualified, high-performing executives. The compensation packages for Messrs. Kwasniewski, Boswell and Greene were initially designed and negotiated to attract each of them to HRHI in anticipation of or following the closing of the Acquisition. For these executives, our focus is on retaining their services to continue to build on the operational success we have achieved since the closing of the Acquisition. In addition, we must continually ensure that our executive compensation program is competitive and attractive to qualified executives with the level of industry experience that we generally seek.

•

Provide rewards commensurate with performance by emphasizing variable, at-risk compensation that is dependent on both company and individual achievements and continued service. Generally, of the three main elements of our executive compensation program—base salary, annual cash bonus and long-term equity incentives—the only element that is “fixed” or “guaranteed” is base salary. Each of the other two elements is based on the achievement of performance targets or the continued service, typically in the case of long-term equity awards over a three- or four-year period, of the executive to the Company. We believe executives with higher levels of responsibility and a greater ability to influence enterprise results, which includes each of the named executive officers, should have a greater percentage of their total compensation based on variable compensation. We further believe such a focus directly rewards our senior executive team for creating, sustaining and, more importantly, increasing value to our members.

•

Align the interests of executives and our members through equity-based compensation. As a further reinforcement of our overall philosophy to maximize value to our members, Morgans has made equity grants to the named executive officers, in order to align their interests and those of our members.

With these tenets in mind, we intend to adhere to the following objectives when making executive compensation decisions:

•	provide compensation that is competitive in the marketplace as determined by us in negotiation with our named executive officers;

•	create and emphasize a pay-for-performance culture to drive the creation of value to members; and

•	allow for judgment and discretion to adjust for individual performance and the role, responsibilities and achievements of the individual within the organization.

Setting of Executive Compensation

In setting the compensation of our named executive officers, we made our decisions based on the negotiating positions of the officers and our general knowledge of compensation practices in the Las Vegas hotel and casino market. As discussed above, Morgans is responsible for determining Mr. Kwasniewski’s compensation package and Mr. Kwasniewski is responsible for determining the compensation packages of our other executive officers. The amount and form of compensation paid or granted to the named executive officers also is a function of the seniority of their position and their anticipated roles and responsibilities within our organization. In general, officers with higher levels of responsibility and a greater ability to influence results have a greater percentage of their total compensation based on variable compensation.

Elements of Executive Compensation

Base salary. Base salaries are the primary fixed component of compensation paid to the named executive officers and are paid for retention purposes and for performing the daily duties of their jobs. Pursuant to his offer letter or employment agreement, each of Messrs. Kwasniewski, Boswell and Greene currently is entitled to receive $625,000, $200,000 and $240,000, respectively, of annual base compensation. The amount of annual compensation paid to each of the named executive officers was set through negotiations with the officers and at a level designed to attract the officers to HRHI and retain their services.

Annual Incentive Compensation. Annual incentive awards are a performance-based component of executive compensation that are designed to motivate and reward the achievement of annual financial results relative to company targeted or budgeted levels and individual goals. We believe that annual cash incentive awards further our objectives of creating a culture of paying-for-performance and, through the exercise of discretion inherent in the annual incentive plan, such awards allow for rewarding individual performance and achievement. The target amount of Mr. Kwasniewski’s annual bonus is 70% of his base salary and the maximum amount of his bonus is 100% of his base salary, with a guaranteed minimum bonus of $200,000 for 2007. Under his offer letter, the actual amount of Mr. Kwasniewski’s annual bonus is set by Morgans within these guidelines in its discretion. Based on a verbal agreement with Morgans Management, for 2007, Mr. Boswell was eligible to receive a discretionary annual bonus of 60% of his base salary, pro rated for the portion of 2007 that he was employed with HRHI, and, based on his employment agreement, Mr. Greene was eligible to receive a discretionary annual bonus of 60% of his base salary provided that HRHI met its annual budgeted earnings before interest, taxes, depreciation and amortization (referred to as “EBITDA”) for the year. Mr. Greene’s annual bonuses could have been decreased by the percentage that actual EBITDA varies from annual budgeted EBITDA for the year and, in HRHI’s discretion, to the extent he has not met objectives and contributed to the performance of HRHI.

Similarly, EBITDA is also a significant factor in determining Mr. Boswell’s annual bonus. We believe that tying the named executive officers’ annual bonuses to their individual performance and our evaluation of the performance of HRHI will focus their attention on creating, sustaining and increasing value to our members. We believe that it is important to maintain a significant level of discretion in setting the ultimate amount of the annual bonuses so that we can take into consideration various factors in deciding whether or not the executives have delivered the results we expect from them.

In January 2008, Morgans Management determined the actual annual cash incentive award paid to Mr. Kwasniewski for services performed during 2007, and Mr. Kwasniewski determined the actual annual cash incentive awards paid to Messrs. Boswell and Greene for services performed during 2007. Both Morgans Management and Mr. Kwasniewski took into consideration that our 2007 non-gaming EBITDA of $37.2 million exceeded the amount targeted for the year of $31.1 million by 19.5% and exceeded our non-gaming EBITDA of $23.6 million for 2006 by 57.5%. Morgans Management and Mr. Kwasniewski also took into consideration that (i) 2007 revenue per available room of $176 exceeded the amount targeted for the year of $173.36 by 1.5% and exceeded 2006 revenue per available room of $161.55 by 8% and (ii) 2007 average daily room rate of $207.46 exceeded the targeted amount for the year of $204.67 by 1.5% and exceeded 2006 revenue per available room of $189.35 by 10%. In setting Mr. Boswell’s award, Mr. Kwasniewski also considered the substantial additional efforts he contributed in preparing and filing the Company’s Registration Statement on Form 10. Based on the Company’s exceptional operating performance for 2007 (and, in the case of Mr. Boswell, his work on the Registration Statement), each of Messrs. Kwasniewski, Boswell and Greene received awards for services performed during 2007 equal to 100%, 75% and 60% of their 2007 base salary, or $625,000, $150,000 and $144,000, respectively.

For 2008, the targeted annual cash incentive awards (as a percentage of annual base salary) will remain at 70% for Mr. Kwasniewski and 60% for each of Messrs. Boswell and Greene. Mr. Kwasniewski’s maximum annual cash incentive award for 2008 will remain 100% of his annual base salary. Because we expect to assume management of the casino at the Hard Rock in February 2008, the EBITDA for our gaming operations will be factored into the EBITDA targets used to determine the annual cash incentive awards.

Equity Grants. Each of Messrs. Kwasniewski, Boswell and Green received grants of restricted stock units which may be settled in shares of Morgans common stock and options to purchase shares of Morgans stock.

The October 2007 amendment to Mr. Kwasniewski’s offer letter contemplates that he will be entitled to additional equity awards in consideration of his services to HRHI. The type and number of such additional equity awards were determined through negotiations between Morgans and Mr. Kwasniewski. These equity awards may take the form of incentive awards under a plan to be adopted by the Company. If this plan is not adopted, Mr. Kwasniewski will be entitled to receive an additional 15,000 restricted stock units which may be settled in Morgans common stock and 15,000 membership units in Morgans LLC, which are structured as profit interests (“LTIP Units”). LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as membership units in Morgans LLC, which equal per share dividends on Morgans’ common stock. Initially, LTIP Units will not have full parity with other membership units of Morgans LLC with respect to liquidating distributions. Upon the occurrence of specified events, LTIP Units may over time achieve full parity with other membership units for all purposes, and therefore accrete to an economic value for participants equivalent to Morgans’ common stock on a one-for-one basis. If such parity is reached, vested LTIP Units may be converted into an equal number of membership units at any time, and thereafter enjoy all the rights of membership units of Morgans LLC. Holders of membership units of Morgans LLC may redeem their membership units for an equivalent number of shares of Morgans’ common stock, unless the managing member of Morgans LLC determines, in its reasonable discretion, that such redemption would create a material risk that Morgans LLC would be classified as a publicly traded partnership under Section 7704 of the Internal Revenue Code. However, there are circumstances under which the LTIP Units will not achieve full parity with membership units. Until and unless such parity is reached, the value that a participant will realize for a given number of vested LTIP Units will be less than the value of an equal number of shares of Morgans’ common stock.

We believe that granting awards tied to the trading price or value of Morgans’ equity provides another incentive to our named executive officers to maximize value for our members because Morgans’ results are likely to be significantly impacted by the results of HRHI. Equity awards are approved by the compensation committee or the equity award committee of the board of directors of Morgans and are not timed to precede the release of material nonpublic information. The grant date of equity awards is the date of compensation committee approval and the exercise price for grants of stock options is the closing market price of Morgans’ common stock on the date of grant. Exceptions to this general principle result from grants to new hires or in connection with a promotion. In such instances, the date of grant would typically be the start date or the effective date of the promotion.

Pursuant to company policy, Morgans prohibits its executive officers, senior management and directors from purchasing or selling options to sell or buy Morgans’ common stock or engaging in short sales with respect to Morgans’ common stock.

Hard Rock Hotel, Inc. 401(k) Savings Plan. Our named executive officers and substantially all other employees over the age of 21 are eligible to participate in the Hard Rock Hotel, Inc. 401(k) Savings Plan after six months of continuous employment and 1,000 hours of service. Such employees may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation to the plan. The Hard Rock Hotel, Inc. 401(k) Savings Plan provides a company match equal to one-half of the first six percent of the participant’s base salary and annual bonus that is contributed by the participant. Matched amounts vest over a three year period, with 33% vesting on each of the first two anniversaries and 34% vesting on the third anniversary of the plan year, provided that the participant is credited with at least 1,000 hours of employment service during the plan year. All investment options in the Hard Rock Hotel, Inc. 401(k) Savings Plan are market-based—there are no “above-market” or guaranteed rates of return offered in this plan.

Perquisites. During 2007, we did not pay our named executive officers compensation that would be viewed as a perquisite or other personal benefit.

Employment Agreements

Andrew A. Kwasniewski Offer Letter. Mr. Kwasniewski’s offer letter from Morgans Management provides for him to serve as President and Chief Operating Officer of HRHI. Pursuant to the offer letter, as amended in October 2007, Mr. Kwasniewski has received or is entitled to receive the base salary, annual incentive bonus and equity awards described above under “—Elements of Executive Compensation.”

Under the terms of the offer letter, Mr. Kwasniewski is entitled to receive employee benefits on the same basis as other, similarly situated employees. The offer letter provides for the at-will employment of Mr. Kwasniewski. However, if Morgans Management terminates Mr. Kwasniewski’s employment without cause (as defined in his offer letter) prior to October 9, 2008, he will be entitled to receive the lesser of 18 months base salary or one month’s salary for every month remaining until October 9, 2009. If Morgans Management terminates his employment without cause on or after October 9, 2008, he will be entitled to receive one year’s base salary. In addition, if Morgans Management terminates his employment without cause during 2007, he will be entitled to receive a bonus of $280,000 in addition to any other payments due to him under the offer letter. If Morgans Management terminates his employment without cause after 2007, he will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000.

In the event that there is a change in control of Morgans Management and, as a result, Morgans Management terminates Mr. Kwasniewski’s employment, he will be paid a sum equal to two years’ base salary (based on his then-current base salary) plus $280,000. In addition, in the event that Morgans Management terminates his employment as a result of a change in control, any unvested stock options will immediately vest on his termination date. As used in the offer letter, a “change in control” generally means (a) a sale or exchange of all or substantially all the assets of Morgans Management, (b) the liquidation or dissolution of Morgans Management or (c) any merger, consolidation, reorganization or other transaction or event that results in a change of ownership of Morgans Management. For purposes of the offer letter, a “change of ownership” means the acquisition by any individual, entity or group of beneficial ownership of or the right to vote 51 percent or more of the then-outstanding stock of Morgans Management.

Mr. Kwasniewski’s offer letter generally provides that, during the period he is employed by Morgans Management, and for a period of two years thereafter, he will not, directly or indirectly, solicit any employee of Morgans Management to leave the employ of Morgans Management hire or solicit any employee of Morgans Management to become employed with a competitor of Morgans Management.

Arnold D. Boswell Offer Letter. Mr. Boswell’s offer letter from Morgans Management governs his employment as the Chief Financial Officer of HRHI. Pursuant to the offer letter, Mr. Boswell has received or is entitled to receive the base salary and annual incentive bonus described above under “—Elements of Executive Compensation.” Under the terms of the offer letter, Mr. Boswell is entitled to receive a full range of comprehensive health and dental care coverage after three months of continuous service and may participate in our 401(k) plan after six months of continuous service. The offer letter provides for the at-will employment of Mr. Boswell.

Mr. Boswell’s employment agreement generally provides that, during the period he is employed by Morgans Management, and for a period of one year thereafter, he will not, directly or indirectly, solicit any employee of Morgans Management to leave the employ of Morgans Management and/or hire or cause to be hired any employee of Morgans Management by any competitor of Morgans Management.

Matt Greene Employment Agreement. HRHI has entered into an employment agreement with Mr. Greene to serve as HRHI’s Senior Vice President of Operations. Under the employment agreement, Mr. Greene has received or is entitled to receive the base salary and annual incentive bonus described above under “—Elements of Executive Compensation.” The employment agreement provides for an initial term ending on April 1, 2009. The initial term will renew for successive one-year periods upon mutual agreement of HRHI and Mr. Greene, unless either party gives the other notice of discontinuation of employment within 60 days of the expiration of the initial term or renewal term. Mr. Greene’s employment agreement may be earlier terminated (a) if he dies or becomes totally disabled during the term of his employment, (b) HRHI terminates Mr. Greene’s employment for good cause (as defined in the agreement), (c) Mr. Greene voluntarily terminates employment for any reason or (d) HRHI terminates Mr. Greene for any reason. If HRHI terminates Mr. Greene without good cause, then, subject to Mr. Greene’s compliance with the noncompetition and nonsolicitation provisions discussed below and certain other provisions, HRHI will be obligated to (i) pay him a termination fee in an amount equal to the lesser of nine months’ base salary or the remainder of the base salary which would otherwise be due to him under his agreement, and (ii) continue Mr. Greene’s health benefits for three months after termination.

Mr. Greene’s employment agreement generally provides that, during the period he is employed by HRHI, and for a period of two years thereafter, he will not, directly or indirectly, solicit any employee of HRHI or its affiliates to leave the employ of HRHI or its affiliates for the purpose of being employed at a company employing Mr. Greene, an employer affiliated with him or any competitor of HRHI or its affiliates. Mr. Greene’s employment agreement also generally provides that, for a period of two years after his employment terminates, he will not solicit any of HRHI’s or its affiliates’ customers to divert their business to him or any other person by whom he is employed or otherwise related. Under his employment agreement, Mr. Greene may not, directly or indirectly, engage in the gaming, hotel and/or food and beverage business within the 25-mile radius of the Hard Rock for a period of up to 12 months after his termination if he voluntarily resigns during the initial term of the agreement or is terminated for good cause.

Compensation Committee Interlocks and Insider Participation

Our board of directors does not have a compensation committee. Mr. Kleisner is a member of our board and is also the President and Chief Executive Officer and a member of the board of directors of Morgans. Mr. Kleisner does not receive any compensation for his services to us as an officer or director. No other interlocking relationship exists between the members of our board of directors and the board of directors or compensation committee or similar committees of any other company.

Compensation Committee Report

Our board of directors does not have a compensation committee. Our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, our board of directors has approved the inclusion of the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K in this report.

Steven Rattner
Neal Pomroy
Ryan Sprott
Fred J. Kleisner
Richard Szymanski
David Hamamoto

Director Compensation

Under the JV Agreement, we are required to pay the reasonable out-of-pocket costs and expenses incurred by each of the directors of our board in connection the performance of his or her duties as a director. Our directors do not receive any other compensation for their service as directors to us.

EXECUTIVE COMPENSATION TABLES

We were formed in January 2007 and did not conduct any business operations until February 2, 2007, the closing date of the Acquisition. As such, the following tables and related discussion describes compensation information for each of our named executive officers for services performed for us during the period from February 2, 2007 through December 31, 2007.

Summary Compensation Table

The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us and HRHI for the period from February 2, 2007 through December 31, 2007.

Name and Principal Position	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)		Option Awards(3) ($)		All Other Compen- sation(4) ($)	Total ($)
Andrew A. Kwasniewski President and Chief Operating Officer	484,375	625,000	234,253	(5)	158,490	(6)	5,926	1,508,044

Arnold D. Boswell Chief Financial Officer(7)	166,667	150,000	13,663		5,298		1,679	337,307

Matt Greene Senior Vice President of Operations(8)	180,000	144,000	16,699		6,475		374	347,548

(1)

Amounts shown in this column represent cash incentive awards paid to our named executive officers in 2008 for services performed in 2007. We did not base these bonus payments on pre-established performance targets communicated to the named executive officers at the beginning of the year. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Annual Incentive Compensation.”
(2)	Amounts shown in this column are based on the accounting expense recognized by us in the period from February 2, 2007 through December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”), related to stock awards made in this period in the form of restricted stock units that may be settled in shares of Morgans common stock. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Equity Grants.” The accounting expense recognized in this period is based on the fair value of Morgans common stock at the close of business on the grant date.
(3)	Amounts shown in this column are based on the accounting expense recognized by us in the period from February 2, 2007 through December 31, 2007, in accordance with FAS 123R, related to stock option awards made in this period to purchase shares of Morgans common stock. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Equity Grants.” The accounting expense recognized in this period was based on the Black-Scholes valuation model using the following assumptions: risk-free interest rate of approximately 4.6%, expected option lives of approximately six years, 35% volatility, no assumed dividend rate and 10% forfeiture rate.
(4)	Amounts shown in this column represent contributions by us to the Hard Rock Hotel, Inc. 401(k) Savings Plan on behalf of Messrs. Kwasniewski, Boswell and Greene in the amount of $5,365, $1,211 and $0, respectively. We also paid life insurance premiums of not more than $600 on behalf of each executive. The aggregate value, based upon the incremental cost to us, of perquisites and personal benefits to each named executive officer for 2007 was less than $10,000 and, pursuant to the SEC’s disclosure rules, is not included.
(5)	Amount reflects a grant of 60,000 restricted stock units awarded to Mr. Kwasniewski in October 2006, in addition to awards made to Mr. Kwasniewski in the period from February 2, 2007 through December 31, 2007.
(6)	Amount reflects a grant of an option to purchase 100,000 shares of Morgans stock awarded to Mr. Kwasniewski in October 2006, in addition to awards made to Mr. Kwasniewski in the period from February 2, 2007 through December 31, 2007.
(7)	Mr. Boswell began his employment with HRHI on February 21, 2007.
(8)	Mr. Greene began his employment with HRHI on April 1, 2007.

Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the period from February 2, 2007 through December 31, 2007. Each of these awards consists of restricted stock units which may be settled in Morgans common stock or options to purchase Morgans common stock.

Name	Grant Date	Approval Date(1)	All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Andrew A. Kwasniewski	5/04/2007	4/23/2007	11,000	(3)	—		—	253,440
	5/04/2007	4/23/2007	—		9,100	(4)	23.04	87,815

Arnold D. Boswell	5/04/2007	4/23/2007	2,700	(3)	—		—	62,208
	5/04/2007	4/23/2007	—		2,700	(4)	23.04	26,055

Matt Greene	5/04/2007	4/23/2007	3,300	(3)	—		—	76,032
	5/04/2007	4/23/2007	—		3,300	(4)	23.04	31,845

(1)	Date approved by the board of directors of Morgans.
(2)	The full grant date fair value was computed in accordance with FAS 123R based on the assumptions described in footnotes 2 and 3 to the Summary Compensation Table.

(3)	Amount represents a grant of restricted stock units. These restricted stock units vest on May 4, 2010 if the officer continues to serve as an officer of HRHI on such date.
(4)	One-third of these stock options vest on each May 4 of 2008 through 2010 if the officer continues to serve as an officer of HRHI on such date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

A discussion of salaries, bonuses and equity-linked awards for the period from February 2, 2007 through December 31, 2007 is included in “—Compensation Discussion and Analysis.”

Outstanding Equity Awards at Year End

The following table sets forth summary information regarding outstanding equity awards held by each of our named executive officers at December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)
Andrew A. Kwasniewski	5,556	61,111	(1)	13.05	10/09/2016	50,000	(2)	964,000
	—	9,100	(3)	23.04	5/04/2017	11,000	(4)	212,080

Arnold D. Boswell	—	2,700	(3)	23.04	5/04/2017	2,700	(4)	52,056

Matt Greene	—	3,300	(3)	23.04	5/04/2017	3,300	(4)	63,624

(1)	One-third of these stock options vested on October 9, 2007 and were exercised in October 2007. The remaining two-thirds vest in equal monthly installments on the last day of each month over the 24 month period thereafter if Mr. Kwasniewski continues to serve as an officer of HRHI on such date. However, if Mr. Kwasniewski is terminated without cause (as defined in his offer letter), then the stock options that would have vested prior to December 31 of the year in which he was terminated will immediately vest on his termination date. In addition, in the event that Morgans terminates his employment as a result of a change in control, any unvested stock options will immediately vest on his termination date. See “—Compensation Discussion and Analysis—Employment Agreements.”
(2)	Amount represents grants of restricted stock units. 10,000 of these restricted stock units vested on October 9, 2007. 10,000 of the remaining restricted stock units vest on each October 9 of 2008 and 2009 and 30,000 of his restricted stock units vest on October 9, 2010 if he is employed by HRHI on such date. However, if Mr. Kwasniewski is terminated without cause (as defined in his offer letter), then the restricted stock units that would have vested prior to December 31 of the year in which he was terminated will immediately vest on his termination date. See “—Compensation Discussion and Analysis—Employment Agreements.”
(3)	One-third of these stock options vest on each May 4 of 2008 through 2010 if the officer continues to serve as an officer of HRHI on such date.
(4)	Amount represents a grant of restricted stock units. These restricted stock units vest on May 4, 2010 if the officer continues to serve as an officer of HRHI on such date.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the period from February 2, 2007 through December 31, 2007:

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting		Value Realized on Vesting ($)(1)
Andrew A. Kwasniewski	33,333	260,398	10,000	(2)	223,200

Arnold D. Boswell	—	—	—		—

Matt Greene	—	—	—		—

(1)	Amount shown calculated by multiplying the closing price of Morgans common stock on the vesting date by the number of shares acquired on vesting.
(2)	10,000 of Mr. Kwasniewski’s restricted stock units vested on October 9, 2007. See “—Compensation Discussion and Analysis—Employment Agreements.”

Pension Benefits

We sponsor a 401(k) plan that is available to all employees, but we do not maintain a pension or defined benefit program. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Hard Rock Hotel, Inc. 401(k) Savings Plan.”

Potential Payments Upon Termination or Change in Control

The following table presents our reasonable estimate of the benefits payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2007. While we have made reasonable assumptions regarding the amounts payable, we are not certain that in the event of a termination or change in control, the named executive officers would receive the amounts reflected below.

Name	Trigger	Salary and Bonus ($)		Employee Benefits ($)		Value of Option Acceleration ($)		Value of Unit Acceleration ($)	Total Value ($)
Andrew A. Kwasniewski	Termination Without Cause	1,217,500	(1)	—		—		—	1,217,500
	Termination upon Change in Control	1,530,000	(2)	—		1,353,668	(3)	—	2,883,668
	Termination upon Death or Disability	—		—		—		—	—

Arnold D. Boswell	Termination Without Cause	—		—		—		—	—
	Termination upon Change in Control	—		—		—		—	—
	Termination upon Death or Disability	—		—		—		—	—

Matt Greene	Termination Without Cause	180,000	(4)	2,661	(5)	—		—	182,661
	Termination upon Change in Control	—		—		—		—	—
	Termination upon Death or Disability	—		—		—		—	—

(1)	Amount shown reflects the amount of severance pay Mr. Kwasniewski would be entitled to receive under his offer letter if his employment was terminated without cause (as defined in his offer letter) on December 31, 2007. See “—Compensation Discussion and Analysis—Employment Agreements.”
(2)	Amount shown reflects the amount of severance pay Mr. Kwasniewski would be entitled to receive under his offer letter if his employment was terminated as a result of a change in control (as defined in his offer letter) on December 31, 2007. See “—Compensation Discussion and Analysis—Employment Agreements.”
(3)	Under Mr. Kwasniewski’s offer letter, in the event that Morgans Management terminates his employment as a result of a change in control, any unvested stock options will immediately vest on his termination date. The amount shown was calculated as the number of shares of Morgans’ common stock underlying unvested stock options held by Mr. Kwasniewski as of December 31, 2007 (70,211) multiplied by the closing price of Morgans common stock on such date ($19.28). See “—Compensation Discussion and Analysis—Employment Agreements.”
(4)	Amount shown reflects the amount of severance pay Mr. Greene would be entitled to receive under his employment agreement if his employment was terminated without good cause (as defined in his employment agreement) on December 31, 2007. See “—Compensation Discussion and Analysis—Employment Agreements.”
(5)	If HRHI terminates Mr. Greene without good cause (as defined in his employment agreement), then, subject to Mr. Greene’s compliance with the noncompetition and nonsolicitation provisions of his employment agreement and certain other provisions, HRHI will be obligated to continue Mr. Greene’s health benefits for three months after termination. See “—Compensation Discussion and Analysis—Employment Agreements.”

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of March 7, 2008 for (i) each person who owned beneficially more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities, (ii) each of our directors, (iii) each of our “named executive officers” identified in “Item 6 Executive Compensation” below and (iv) all directors and executive officers as a group. Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests, which comprise our outstanding non-voting securities.

Name of Beneficial Owner	Percentage Ownership of Class A (Voting) Membership Interests		Percentage Ownership of Class B (Non-Voting) Membership Interests
DLJ MB IV HRH, LLC(1)(2)	—		49.10	%(6)
Morgans Group LLC(3)	—		33.33	%(6)
DLJ Merchant Banking Partners IV, L.P.(1)(2)	—		17.57	%(6)
DLJMB HRH VoteCo, LLC(1)(4)	66.67	%(6)	—
Morgans Hotel Group Co.	33.33	%(6)	—
Steven Rattner(1)(2)(4)	—		—
Neal Pomroy(1)(2)(4)	—		—
Ryan Sprott(1)(2)(4)	—		—
Fred J. Kleisner(3)	—		—
David T. Hamamoto(3)	—		—
Richard Szymanski(3)	—		—
Andrew A. Kwasniewski(5)	—		—
Arnold D. Boswell(5)	—		—
Matt Greene(5)	—		—
All directors and executive officers as a group (6 persons)	—		—

(1)	The business address of each of Messrs. Rattner, Pomroy and Sprott and DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P. and DLJMB HRH VoteCo, LLC is 1 Madison Avenue, New York, New York 10010.
(2)	DLJ Merchant Banking IV, L.P. (“DLJMB IV”) has dispositive power over the Class B Membership Interests held by DLJ MB IV HRH. DLJ Merchant Banking, Inc. (“DLJMB”), an indirect wholly owned subsidiary of Credit Suisse, is the general partner of DLJMB IV. DLJMB IV exercises its investment acquisition and disposition powers through the actions of an investment committee, which, for purposes of disposing of the indirect investment in the Class B Membership Interests, includes Messrs. Rattner, Pomroy and Sprott. Credit Suisse may also be deemed to be the beneficial owner of the Class B Membership Interests held by DLJMB IV HRH and DLJMB Partners as a result of its indirect control of DLJMB.
(3)	The business address of each of Messrs. Kleisner, Hamamoto and Syzmanski and Morgans Group LLC and Morgans Hotel Group Co. is 475 Tenth Avenue, New York, New York 10018.
(4)	Messrs. Rattner, Pomroy and Sprott have constituted DLJMB VoteCo, which may be deemed to have beneficial ownership of the Class A Membership Interests held by it. As discussed in footnote (2), each of Messrs. Rattner, Pomroy and Sprott is a member of the investment committee of DLJMB IV for purposes of disposing of its indirect investment in the Class B Membership Interests. Credit Suisse may also be deemed to be the beneficial owner of the Class A Membership Interests held by DLJMB VoteCo as a result of its indirect control of DLJMB.
(5)	The business address of each of Messrs. Kwasniewski, Boswell and Greene is 4455 Paradise Road, Las Vegas, NV 89169.
(6)

Disregards a letter of credit for approximately $110.0 million posted by DLJMB IV HRH on behalf of the DLJMB Parties on February 14, 2008, the treatment of which is under discussion by the DLJMB Parties and the Morgans Parties for purposes of the parties’ percentage interests. Also does not include upward adjustments to the DLJMB Parties’ voting and non-voting percentage interests of 1.3% as a result of disproportionate cash contributions and 0.4% as a result of disproportionate letters of credit posted (and corresponding downward adjustments to the Morgans Parties’ voting and non-voting percentage interests) after January 30, 2008, which are subject to the receipt of certain regulatory approvals.

Under the JV Agreement, if the DLJMB Parties propose to transfer more than 51% of our membership interests to a third party, then under certain circumstances the DLJMB Parties will be able to require the Morgans Parties to sell the same ratable share of their membership interests to the third party on the same terms and conditions. If the drag-along right is not exercised, then under certain circumstances the Morgans Parties may exercise a tag-along right to sell their interests to the third-party transferee on the same terms and conditions as under the sale by the DLJMB Parties. See “Business—Agreements Governing the Operation of the Hard Rock—Joint Venture Agreement.”

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

Under the Management Agreement, we are required to pay Morgans Management a base fee equal to 4% of defined non-gaming revenues (including casino rents and all other rental income), a chain service expense reimbursement, which is subject to a cap of 1.5% of defined non-gaming revenues (including casino rents and all other income), and an annual incentive fee of 10% of Hotel EBITDA (as defined in the agreement) in excess of certain thresholds. For the period from February 2 through December 31, 2007, we have paid or accrued to Morgans Management amounts in respect of the base fee and chain service expense reimbursement equal to $5.7 million and $2.1 million, respectively. See “Business—Agreements Governing the Operation of the Hard Rock—Property Management Agreement.”

Joint Venture Agreement

Consulting Fee. Under the JV Agreement, subject to certain conditions, we are required to pay DLJMB VoteCo (or its designee) a consulting fee of $250,000 each quarter in advance. In the event we are not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by our board of directors), then the payment of such fee will be deferred until such time as it may be permitted under such agreement.

Initial Capital Contributions. On February 2, 2007, the DLJMB Parties contributed cash equity capital to us to provide a portion of the funds necessary to consummate the Acquisition, and the Morgans Parties were deemed to have contributed cash equity capital to us by virtue of the application of the escrow deposits under the Acquisition Agreements to the purchase price for the Acquisition and by virtue of the credit given to Morgans LLC for the expenses it incurred in connection with the Acquisition. In exchange for these contributions, we issued to each of these parties Class A Membership Interests and Class B Membership Interests in us.

Additional Capital Contributions. The JV Agreement provides that DLJMB IV HRH will request that our members make additional capital contributions to us to fund the expansion of the Hard Rock pursuant to a budget approved by our board of directors. In the event of such a request, each of our members is entitled, and may be required, to fund its pro rata portion of the capital contribution in accordance with its percentage interest. The JV Agreement provides that under certain circumstances a member may fund its portion of the expansion capital by posting (or causing an affiliate to post) a letter of credit in accordance with the terms of our CMBS facility. The Morgans Parties may elect not to participate in an expansion capital call, in which case, subject to the JV Agreement, the DLJMB Parties will fund the Morgans Parties’ share of the capital contribution, subject to a cap of $150 million on the DLJMB Parties’ aggregate capital contributions to us for the expansion project.

The JV Agreement also provides that in certain cases DLJMB IV HRH may request that our members make necessary capital contributions contemplated by the operating plans and budgets approved by our board of directors, or in the event of an unexpected shortfall in capital.

From the period after the Closing Date through December 31, 2007, the DLJMB Parties and the Morgans Parties funded approximately $23.1 million and $11.6 million, respectively, through issuances of letters of credit or contributions of cash to the Company. Subsequent to December 31, 2007, the DLJMB Parties and the Morgans Parties have funded approximately $129.0 million and $3.6 million, respectively, through the issuances of letter of credit or contributions of cash to the Company.

Distribution of Cash Available for Distribution. To the extent not prohibited by the terms of any financing agreement or applicable law, our board of directors may cause us to distribute cash available for distribution to our members. Under the JV Agreement, the DLJMB Parties receive a preferred return of capital in an amount based on a percentage of the fees paid by us to Morgans Management under the Management Agreement (described above). Cash available for distribution is then distributed among the members pro rata in proportion to their percentage interests (as adjusted to disregard the effect of any prior adjustments to the percentage interests made as a result of the posting of letters of credit). If at such time the DLJMB Parties have received a return of all of their capital contributions, then the cash available for distribution will be distributed to the Morgans Parties until they have received a return of all of their capital contributions. Thereafter, all remaining amounts will be distributed between the Morgans Parties and the DLJMB Parties pro rata in proportion to their percentage interests as of the date of such distribution.

See “Business—Agreements Governing the Operation of the Hard Rock—Joint Venture Agreement.”

Technical Services Agreement

On February 2, 2007, our subsidiary, HRHH Hotel/Casino, LLC and Morgans Management entered into a Technical Services Agreement pursuant to which we have engaged Morgans Management to provide technical services for our expansion project prior to its opening. Under the Technical Services Agreement, we are required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the period from February 2, 2007 through December 31, 2007, we reimbursed Morgans Management an aggregate amount equal to approximately $0.6 million under the Technical Services Agreement.

CMBS Facility

Prior to November 2007, Column Financial, Inc. (“Column”) was the administrative agent under the CMBS facility. Column is an indirect subsidiary of Credit Suisse, which is an affiliate of DLJMB. In connection with the Acquisition, Morgans paid Column commitment fees in an aggregate amount equal to $11.6 million, which were deemed to be an equity contribution by Morgans to us at the closing of the Acquisition. At the closing of the Acquisition, we paid Column an origination fee equal to $30.6 million. Subsequently, on November 6, 2007, we paid Column an additional origination fee equal to $0.8 million for the $35 million increase in the maximum amount of the CMBS facility that occurred in connection with the Refinancing. Under the CMBS facility, for the period from February 2, 2007 to December 31, 2007, we paid Column an annual administrative agents fee and an unused advance fee equal to $0.2 million and approximately $1.0 million, respectively. In November 2007, Column ceased to be the administrative agent under the CMBS facility and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the facility.

Directors

Each of our directors is also an officer of either DLJMB or Morgans.

Other

For additional disclosure regarding affiliate transactions see Note 7 to our Financial Statements and Note 7 to the Predecessor’s Financial Statements.

Review, Approval or Ratification of Transactions with Related Persons

Given the ownership and management of the Company, we have not adopted policies and procedures for the review, approval, or ratification of transactions required to be reported pursuant to Item 404(a) of Regulation S-K. However, the JV Agreement provides that if we enter into an agreement with any of our members or their affiliates, or if any member enters into an agreement with a third party that provides it or its affiliates an economic benefit, then all of our members (other than any member that is, or who has an affiliate that is, a party to the transaction) must approve the transaction. Each of the transactions disclosed under this Item 13 were approved by our members.

DIRECTOR INDEPENDENCE

Although we are not subject to the rules promulgated by the Nasdaq Stock Market, we have used the independence requirements set forth in these rules as a benchmark to determine whether our directors are independent. None of our directors meet the independence requirements set forth in the rules promulgated by the Nasdaq Stock Market because each of our directors is also an officer of DLJMB or Morgans. However, given that each of our members has direct control over us, we do not believe it is necessary to elect independent directors at this time. The board of directors does not currently maintain a separately designated audit, compensation or nominating committee.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees and expenses paid by the Company to BDO Seidman, LLP (“BDO”) during the year ended December 31, 2007 for the audit of our annual financial statements totaled approximately $272,655. Audit fees paid by the Company or the Predecessor to Deloitte & Touche LLP (“Deloitte”) during the year ended December 31, 2007 for the audits of the Predecessor’s annual financial statements totaled approximately $127,940.

Audit-Related Fees

Audit-related fees and expenses associated with the assistance and preparation of the SEC Form 10 paid by the Company to BDO during the year ended December 31, 2007 totaled $30,150. Audit-related fees and expenses associated with the assistance and preparation of the SEC Form 10 paid by the Company or the Predecessor to Deloitte during the year ended December 31, 2007 totaled $15,800.

Tax Fees

The Company did not pay any fees or expenses for tax compliance, tax advice and tax planning services to BDO during the year ended December 31, 2007. Fees paid by the Company or the Predecessor to Deloitte during the year ended December 31, 2007 for tax compliance, tax advice and tax planning services rendered to us totaled $113,555.

All Other Fees

The Company did not pay any other fees or expenses to BDO during the year ended December 31, 2007. The Company or the Predecessor did not pay Deloitte any other fees or expenses during the year ended December 31, 2007.

The board of directors has adopted a policy requiring pre-approval by the board of all audit services to be provided to the Company by its independent auditors. In accordance with that policy, the board of directors has given its approval for the provision of audit services by BDO Seidman, LLP for fiscal year 2007. All other services must be specifically pre-approved by the board of directors or by a designated named executive who has been delegated the authority to pre-approve the provision of services.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

Reference is made to the “Index to the Financial Statements” on page F-1 of this report.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated / combined financial statements and the notes related thereto.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter A. Morton (incorporated by reference to Exhibit 2.1 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., 510 Development Corporation (solely with respect to Section 1.6 and Section 1.8 thereof) and Peter A. Morton (solely with respect to Section 1.7 thereof) (incorporated by reference to Exhibit 2.1 to Morgans’ Current Report on Form 8-K filed on February 6, 2007)

2.3	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of May 11, 2006, by and between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 10.1 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.4	First Amendment to Purchase Agreement, dated as of February 2, 2007, by and between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

2.5	Purchase and Sale Agreement and Joint Escrow Instructions dated as of May 11, 2006, by and between Morgans Group LLC and Red, White and Blue Pictures, Inc. (incorporated by reference to Exhibit 10.2 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.6	Purchase and Sale Agreement, dated as of May 11, 2006, by and between Morgans Group LLC and HR Condominium Investors (Vegas), L.L.C. (incorporated by reference to Exhibit 10.3 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

3.1	Certificate of Formation, dated as of January 16, 2007, for Hard Rock Hotel Holdings, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

3.2	Amended and Restated Limited Liability Company Agreement, dated as of February 2, 2007, for Hard Rock Hotel Holdings, LLC, by and among DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P., DLJMB HRH VoteCo, LLC, Morgans Hotel Group Co., Morgans Group LLC and Hard Rock Hotel Holdings, LLC (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.1	Amended and Restated Loan Agreement, dated as of November 6, 2007, by and among Column Financial, Inc., HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, and HRHH Gaming, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.2	First Mezzanine Loan Agreement, dated as of November 6, 2007, by and among Column Financial, Inc., HRHH JV Senior Mezz, LLC and HRHH Gaming Senior Mezz, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.3	Second Mezzanine Loan Agreement, dated as of November 6, 2007, by and among Column Financial, Inc., HRHH JV Junior Mezz, LLC and HRHH Gaming Junior Mezz, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.4	Third Mezzanine Loan Agreement, dated as of November 6, 2007, by and among Column Financial, Inc., HRHH JV Junior Mezz Two, LLC and HRHH Gaming Junior Mezz Two, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.5	Lease, dated as of February 2, 2007, by and between HRHH Hotel/Casino, LLC and Hard Rock Hotel, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.6	Casino Sublease, dated as of November 6, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp. and Golden HRC, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.7	First Amendment to Casino Sublease, dated as of January 9, 2007, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp. and Golden HRC, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.8	Recognition Agreement, dated as of February 2, 2007, by and among Hard Rock Hotel, Inc., HRHH Development, LLC and Golden HRC, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.9	Agreement, dated as of October 31, 2007, by and among Morgans Hotel Group Co., Hard Rock Hotel, Inc. and Navegante HR, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.10	Liquor Management and Employee Services Agreement, dated as of February 2, 2007, by and between Hard Rock Hotel, Inc. and HRHH Hotel/Casino, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.11	Letter Agreement, dated September 21, 2006, by and between Morgans Hotel Group Management LLC and Andrew A. Kwasniewski (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.12	Letter Agreement, dated October 1, 2007, by and between Morgans Hotel Group Management LLC and Andrew A. Kwasniewski (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.13	Employment Agreement, dated April 1, 2007, by and between Hard Rock Hotel, Inc. and Matt Greene (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.14	Letter Agreement, dated December 26, 2006, by and between Morgans Hotel Group Management LLC and Arnold D. Boswell (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.15	Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Morgans’ Annual Report on Form 10-K for the year ended December 31, 2005)

EXHIBIT NUMBER	DESCRIPTION
10.16	Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Morgans’ Current Report on Form 8-K filed on May 22, 2007)

10.17	Form of Morgans Hotel Group Co. Director RSU Award Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 6 to the Morgans’ Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

10.18	Form of Morgans Hotel Group Co. Stock Option Award Agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 6 to the Morgans’ Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

10.19	Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.31 to Amendment No. 6 to the Morgans’ Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

10.20	Indemnity Agreement, dated as of October 31, 2007, by and between Hard Rock Hotel, Inc. and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on February 4, 2008)

10.21	Indemnification Agreement, dated as of January 14, 2008, by and among Hard Rock Hotel Holdings, LLC, MHG HR Acquisition Corp., Morgans Hotel Group Co. and Golden HRC, LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on February 4, 2008)

10.22	Indemnity Agreement, dated as of January 16, 2008, by and between Hard Rock Hotel Holdings, LLC and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on February 4, 2008)

16.1*	Letter from Deloitte & Touche LLP

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on February 4, 2008)

31.1*	Certification of Hard Rock Hotel, Inc’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Hard Rock Hotel, Inc’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Hard Rock Hotel, Inc’s President and Chief Operating Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2*	Certification of Hard Rock Hotel, Inc’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

HARD ROCK HOTEL HOLDINGS, LLC

By:	/S/ ANDREW A. KWASNIEWSKI
Name:	Andrew A. Kwasniewski
Title:	President and Chief Operating Officer of HRHI

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew A. Kwasniewski, Arnold D. Boswell and Matt Greene and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with this report and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREW A. KWASNIEWSKI Andrew A. Kwasniewski	President and Chief Operating Officer of HRHI	March 17, 2008

/S/ ARNOLD D. BOSWELL Arnold D. Boswell	Chief Financial Officer of HRHI	March 17, 2008

/S/ RICHARD SZYMANSKI Richard Szymanski	Director	March 17, 2008

/S/ FRED J. KLEISNER Fred J. Kleisner	Director	March 17, 2008

/S/ STEVEN RATTNER Steven Rattner	Director	March 17, 2008

/S/ NEAL POMROY Neal Pomroy	Director	March 17, 2008

/S/ RYAN SPROTT Ryan Sprott	Director	March 17, 2008

/S/ DAVID HAMAMOTO David Hamamoto	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Hard Rock Hotel, Inc.

We have audited the accompanying balance sheets of Hard Rock Hotel, Inc. (the “Predecessor”) as of February 1, 2007 and December 31, 2006, and the related statements of operations, shareholders’ deficiency, and cash flows for the period from January 1, 2007 to February 1, 2007, and for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Predecessor is not required to have, nor were we engaged to perform, an audit of it internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hard Rock Hotel, Inc. at February 1, 2007 and December 31, 2006, and the results of its operations and its cash flows for the period from January 1, 2007 to February 1, 2007, and for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
December 18, 2007

PREDECESSOR

BALANCE SHEETS

(in thousands, except share amounts)

	February 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,241	$8,536
Accounts receivable, net	4,376	7,075
Inventories	3,028	3,082
Prepaid expenses and other current assets	3,504	3,750
Deferred income taxes—current	356	908
Related-party receivables	—	399

Total current assets	22,505	23,750
Property and equipment, net of accumulated depreciation and amortization	160,370	161,400
Deferred income taxes	7,486	5,413
Other assets, net	3,007	3,062

TOTAL ASSETS	$193,368	$193,625

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,596	$4,879
Related-party payable	19	212
Accrued expenses	14,997	14,643
Deferred compensation	1,187	1,491
Interest payable	2,316	2,959
Current portion of long-term debt	—	—

Total current liabilities	23,115	24,184

Deferred compensation	4,472	4,227
Junior subordinated notes	41,929	41,929
Senior secured credit facility	6,500	3,000
The 2013 notes	140,000	140,000

Total long-term liabilities:	192,901	189,156

Total liabilities	216,016	213,340

Commitments and Contingencies (note 10)
Shareholders’ deficiency:
Common stock, Class A voting, no par value, 40,000 shares authorized, 12,000 shares issued and outstanding	—	—
Common stock, Class B non-voting, no par value, 160,000 shares authorized, 64,023 shares issued and outstanding	—	—
Paid-in capital	7,508	7,508
Accumulated deficit	(30,156)	(27,223)

Total shareholders’ deficiency	(22,648)	(19,715)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$193,368	$193,625

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR

STATEMENTS OF OPERATIONS

(in thousands)

	Period from January 1, 2007 to February 1, 2007	Year Ended
		December 31, 2006	December 31, 2005
Revenues:
Casino	$3,904	$59,626	$65,878
Lodging	3,438	41,513	38,422
Food and beverage	5,320	69,838	66,427
Retail	399	7,039	7,832
Other income	1,073	16,462	16,606

Gross revenues	14,134	194,478	195,165
Less: promotional allowances	(1,116)	(12,512)	(14,140)

Net revenues	13,018	181,966	181,025

Costs and expenses:
Casino	3,008	34,966	36,257
Lodging	896	10,018	9,742
Food and beverage	3,261	37,515	34,558
Retail	285	4,075	3,825
Other	913	15,569	16,723
Marketing	296	5,533	6,602
Related-party expenses	1,525	6,404	6,738
General and administrative	2,865	27,770	26,923
Merger costs	1,723	4,546	—
Depreciation and amortization	1,184	12,823	11,954
Loss on disposal of assets	—	495	605
Pre-opening	—	—	286

Total costs and expenses	15,956	159,714	154,213

Income (loss) from operations	(2,938)	22,252	26,812

Other income (expenses):
Interest income	—	359	343
Interest expense, net	(1,516)	(18,308)	(19,307)
Loss on early extinguishment of debt	—	—	(1,181)

Other expenses, net	(1,516)	(17,949)	(20,145)

(Loss) income before income tax (benefit) expense	(4,454)	4,303	6,667
Income tax (benefit) expense	(1,521)	1,665	(7,375)

NET (LOSS) INCOME	$(2,933)	$2,638	$14,042

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficiency
	Shares	Amount	Shares	Amount
Balances at January 1, 2005	12,000	—	64,023	—	7,508	(43,903)	(36,395)
Net income	—	—	—	—	—	14,042	14,042

Balances at December 31, 2005	12,000	—	64,023	—	7,508	(29,861)	(22,353)
Net income	—	—	—	—	—	2,638	2,638

Balances at December 31, 2006	12,000	—	64,023	—	7,508	(27,223)	(19,715)
Net loss	—	—	—	—	—	(2,933)	(2,933)

Balances at February 1, 2007	12,000	$—	64,023	$—	$7,508	$(30,156)	$(22,648)

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR

STATEMENTS OF CASH FLOWS

(in thousands, except supplemental information)

	Period January 1, 2007 to February 1, 2007	Year Ended
		December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(2,933)	$2,638	$14,042
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,184	12,823	11,954
Provision for bad debt	74	435	531
Amortization of loan fees	42	512	512
Deferred income taxes	(1,521)	1,545	(7,613)
Loss on early extinguishment of debt	—	—	1,181
Loss on sale of property and equipment	—	495	605
Changes in operating assets and liabilities:
Accounts receivable	2,625	(524)	(1,596)
Inventories	54	(877)	29
Prepaid expenses and other current assets	246	(508)	(161)
Related-party receivable	399	190	(467)
Accounts payable	(283)	911	1,863
Related-party payable	(193)	(572)	486
Accrued expenses	354	1,502	(46)
Long-term deferred compensation	(59)	3,240	1,222
Interest payable	(643)	1,007	2,226

Net cash (used in) provided by operating activities	(654)	22,817	24,768

Cash flow from investing activities:
Purchases of property and equipment	(154)	(9,060)	(9,665)
Proceeds from sale of property and equipment	—	4	19
Change in other assets	13	(62)	(57)

Net cash used in investing activities	(141)	(9,118)	(9,703)

Cash flows from financing activities:
Proceeds from borrowings	3,500	—	17,000
Principal payments on long-term debt	—	(14,058)	(32,644)
Premium on early retirement of long-term debt	—	—	(1,181)

Net cash provided by (used in) financing activities	3,500	(14,058)	(16,825)

Net increase (decrease) in cash and cash equivalents	2,705	(359)	(1,760)
Cash and cash equivalents, beginning of period	8,536	8,895	10,655

Cash and cash equivalents, end of period	$11,241	$8,536	$8,895

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,112	$16,789	$16,569

Cash paid during the period for income taxes	$—	$50	$335

Supplemental Information about Non-Cash Investing and Financing Activities:

For the years ended December 31, 2006 and 2005, the Predecessor recorded interest in kind of $1.1 million and $2.8 million, respectively. For the period ending February 1, 2007, the Predecessor did not record interest in kind, as the interest was paid in cash.

Loss on early extinguishment of debt in 2005 is related to a $1.2 million premium paid to the holders of the Predecessor’s Junior Notes, a portion of which were retired during the fourth quarter of 2005.

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	PREDECESSOR STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Business

Hard Rock Hotel, Inc. (the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada. The Predecessor is a wholly owned subsidiary of Hard Rock Hotel Holdings, LLC (the “Company”), a Delaware corporation owned by DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P., DLJMB HRH VoteCo, LLC, Morgans Hotel Group Co. and Morgans Group LLC. Peter Morton has granted a sublicense to the Predecessor, pursuant to which the Predecessor holds the exclusive right to use the “Hard Rock Hotel” trademark for the Predecessor’s operations in Las Vegas.

The Predecessor’s operations were conducted in the destination resort segment, which includes casino, lodging, food and beverage, retail and other related operations. Because of the integrated nature of these operations, the Predecessor was considered to have one reportable operating segment.

Merger

On May 11, 2006, the Predecessor entered into an Agreement and Plan of Merger (as amended in January 2007, the “Merger Agreement”) with Morgans Hotel Group Co. (“Morgans”), MHG HR Acquisition Corp., a wholly owned subsidiary of Morgans (“Merger Sub”), and Peter A. Morton (the “Merger”). The closing of the transactions and completion of the Merger occurred on February 2, 2007. Under the terms of the Merger Agreement, Merger Sub was merged with and into the Predecessor, with the Predecessor continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company. On November 7, 2006, Morgans and an affiliate of DLJ Merchant Banking Partners entered into a Contribution Agreement (which was amended and restated in December 2006) under which they agreed to form a joint venture in connection with the Merger and the further development of the hotel-casino.

Each share of common stock of the Predecessor issued and outstanding immediately prior to the effective time of the Merger was automatically converted into the right to receive cash based on the total transaction consideration of approximately $421.0 million, which was subject to a number of adjustments, including, among others, outstanding indebtedness and related party payables, working capital, cage cash, retention bonuses, transaction costs and expenses, and certain capital expenditures by the Predecessor. In December 2007, Morgans, the Company, the Predecessor and Lily Pond Investments, Inc., the shareholder representative under the Merger Agreement, agreed upon the final working capital and cage cash adjustments under the Merger Agreement. Pursuant to the final adjustments, the Predecessor has received $2.3 million out of the escrow established under the Merger Agreement for such adjustments. Of the total transaction consideration, $15.0 million is being held in an escrow to cover post-closing indemnification obligations of the Predecessor’s stockholders.

Concurrently with the execution of the Merger Agreement and pursuant to the terms therein, Morgans deposited into escrow $30.0 million, a portion of which, upon the closing of the Merger, was credited towards the total transaction consideration, and a portion of which, upon the closing of the Merger, is held in escrow as described above.

The Predecessor agreed to stay bonuses of approximately $2.3 million in total, which were paid to select employees who were critical to the continued operations of the Predecessor through the completion of the Merger. The stay bonuses became payable at the completion of the Merger provided that the selected employee remained in employment with the Predecessor to the applicable date. The stay bonuses were communicated to select employees in April 2006 and were accrued over the expected service period.

During the period from January 1, 2007 to February 1, 2007, the Predecessor expensed $1.7 million related to the Merger, which consisted of $1.1 million for bonuses to executives, $0.5 million for stay bonuses and related taxes and $0.1 million in fees to legal advisors. During the year ended December 31, 2006, the Predecessor expensed $4.5 million related to the Merger, which consisted of $2.0 million for stay bonuses, $1.5 million in fees to legal advisors and $1.0 million in fees to financial advisors.

Cash and Cash Equivalents

Cash and cash equivalents consisted of cash on hand and in banks and interest-bearing deposits with maturities at the date of purchase of three months or less. Cash equivalents were carried at cost which approximates market.

Concentrations of Credit Risk

Substantially all of the Predecessor’s accounts receivable were unsecured and were due primarily from the Predecessor’s casino and hotel patrons and convention functions. Non-performance by these parties would have resulted in losses up to the recorded amount of the related receivables. Management did not anticipate significant non-performance and believed that they had adequately provided for uncollectible receivables in the Predecessor’s allowance for doubtful accounts.

Accounts Receivable and Credit Risk

Financial instruments that potentially subjected the Predecessor to concentrations of credit risk consisted principally of casino accounts receivable. The Predecessor issued credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events affected the collectibility of such receivables.

Accounts receivable, including casino and hotel receivables, were typically non-interest bearing and were initially recorded at cost. Accounts were written off when management deemed them to be uncollectible. Recoveries of accounts previously written off were recorded when received. An estimated allowance for doubtful accounts was maintained to reduce the Predecessor’s receivables to their carrying amount, which approximated fair value. The allowance was estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

Pre-Opening Costs and Expenses

Pre-opening costs incurred during 2005 in connection with the Predecessor’s pursuit of another casino in California were charged to expense as incurred.

Inventories

Inventories were stated at the lower of cost (determined using the first-in, first-out method), or market.

Depreciation and Amortization

Land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia were recorded at cost. The Predecessor capitalized interest on funds dispersed during construction. Depreciation and amortization were computed using the straight-line method over the estimated useful lives for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes were as follows:

Land improvements	15 years
Building improvements	15 years
Buildings	40-45 years
Equipment, furniture and fixtures	5-10 years
Memorabilia	40 years

Gains or losses arising from dispositions were included in cost and expenses in the accompanying statements of operations. Costs of major improvements were capitalized, while costs of normal repairs and maintenance were charged to expense as incurred.

Substantially all property and equipment were pledged as collateral for long-term debt.

Long-term Assets

The Predecessor had a significant investment in long-lived property and equipment. The Predecessor reviewed the carrying value of property and equipment to be held and used for impairment whenever events and circumstances indicated that the carrying value of an asset was not recoverable from the estimated future undiscounted cash flows of the asset. If the undiscounted cash flows was less than the carrying value, an impairment loss was recognized equal to the amount by which the carrying value exceeded the fair value of the asset. For assets to be disposed of, the Predecessor recognized the asset to be sold at the lower of carrying value or fair value less costs of disposal.

Capitalized Interest

The Predecessor capitalized interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt was incurred specifically for a project, interest was capitalized on amounts expended for the project using a weighted average cost of borrowing. Capitalization of interest ceased when the project or discernible portions of the project are complete. The Predecessor amortized capitalized interest over the estimated useful life of the related asset.

Advertising Costs

The Predecessor expensed the costs of all advertising campaigns and promotions as they were incurred. Total advertising expenses (exclusive of pre-opening) for the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005 amounted to approximately $0.2 million, $2.4 million and $2.4 million, respectively. These expenses were included in marketing expenses in the accompanying statements of operations.

Income Taxes

The Predecessor accounted for income taxes using the asset and liability approach required by SFAS 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Predecessor’s assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates. Additionally, deferred income tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

The Predecessor adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. There was no effect on the Predecessor’s financial condition or results of operations as a result of implementing FIN 48. The Predecessor did not accrue interest or penalties associated with any unrecognized tax benefits.

Revenues and Complimentaries

Casino revenues were derived from patrons wagering on table games, slot machines, sporting events and races. Table games generally included Blackjack or Twenty One, Craps, Baccarat and Roulette. Casino revenue was defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. Casino revenue was recognized at the end of each gaming day.

Lodging revenues were derived from rooms and suites rented to guests and included related revenues for telephones, movies, etc. Room revenue was recognized at the time the room or service was provided to the guest.

Food and beverage revenues were derived from food and beverage sales in the food outlets of the Predecessor’s hotel casino, including restaurants, room service, banquets and nightclub. Food and beverage revenue was recognized at the time the food and/or beverage was provided to the guest.

Retail and other revenues included retail sales, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed and other miscellaneous income at the Predecessor’s hotel casino. Retail and other revenues were recognized at the point in time the retail sale occurs or when services were provided to the guest.

Revenues in the accompanying statements of operations included the retail value of rooms, food and beverage, and other complimentaries provided to customers without charge which are then subtracted as promotional allowances to arrive at net revenues. The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows (in thousands):

	Period January 1, 2007 to February 1, 2007	Year Ended
		December 31, 2006	December 31, 2005
Food and beverage	$399	$4,498	$4,955
Lodging	175	1,748	2,048
Other	30	496	339

Total costs allocated to casino operating costs	$604	$6,742	$7,342

Revenues were recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Predecessor’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Predecessor’s “Backstage Pass” slot club. For the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005, these incentives were $0.1 million, $0.5 million and $0.7 million, respectively.

Use of Estimates in Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes such as allowances for doubtful accounts, reserves for self-insurance, income taxes, contingencies and litigation. Actual results may have differed from those estimates.

Fair Value of Financial Instruments

The fair value of the Predecessor’s long-term notes, which were publicly traded, approximated $151.0 million and $150.9 million at February 1, 2007 and December 31, 2006, respectively, based on published bid prices. The fair value of the Predecessor’s $41.9 million of Junior Subordinated Notes could not practicably be determined because they were held by one holder and there was no public or private market for the notes that could be used for valuation purposes.

Recently Issued And Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157, Fair Value Measurements (see above). The Company is currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating the impact the adoption would have on its consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have an impact on the Predecessor’s consolidated financial statements.

2.	ACCOUNTS RECEIVABLE

Components of receivables, net were as follows (in thousands):

	February 1, 2007	December 31, 2006
Casino	$2,968	$4,500
Hotel	1,298	1,509
Other	993	1,957

	5,259	7,966
Less: allowance for doubtful accounts	(883)	(891)

	$4,376	$7,075

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions, Write- offs and Net of Collections	Balance at End of Year
Period from January 1, 2007 to February 1, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts:	$891	$74	$(82)	$883

Year ended December 31, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts:	$1,002	$435	$(546)	$891

3.	INVENTORIES

Inventories consisted of the following (in thousands):

	February 1, 2007	December 31, 2006
Retail merchandise	$1,483	$1,424
Restaurants and bars	1,411	1,522
Other inventory and operating supplies	134	136

Total inventories	$3,028	$3,082

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	February 1, 2007	December 31, 2006
Land	$21,015	$21,015
Buildings and improvements	174,139	174,133
Equipment, furniture and fixtures	60,068	60,040
Memorabilia	3,239	3,239

	258,461	258,427
Less: accumulated depreciation and amortization	(101,625)	(100,558)
Construction in-process	3,534	3,531

Total property and equipment, net	$160,370	$161,400

5.	OTHER ASSETS

Other assets consisted of the following (in thousands):

	February 1, 2007	December 31, 2006
Loan fees and financing costs, net of accumulated amortization of $1,870 as of February 1, 2007 and $1,828 as of December 31, 2006	$2,676	$2,718
Cash value in life insurance policies	—	—
China, glassware, utensils, linens and other supplies	331	344

Total other assets	$3,007	$3,062

Loan fees and other financing costs were amortized over the life of the respective loans. Base stocks of china, glassware, utensils and linens were amortized using the straight-line method over three years to a base stock level of 25% of original cost, with replacements expensed at the time of purchase. The cash value of the life insurance policies were recorded as current assets during 2006 and 2007 because the Company cashed-in these policies in March of 2007.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	February 1, 2007	December 31, 2006
Accrued salaries, payroll taxes and other employee benefits	$3,264	$2,585
Outstanding gaming chips and tokens	2,341	3,749
Reserve for legal liability claims	484	464
Accrued legal fees in connection with the merger	1,345	1,184
Advance room, convention and customer deposits	4,630	3,635
Accrued miscellaneous taxes	1,218	997
Accrued progressive jackpot and slot club payouts	701	917
Advance entertainment sales	7	476
Other accrued liabilities	1,007	636

Total accrued expenses	$14,997	$14,643

7.	AGREEMENTS WITH RELATED PARTIES

The Predecessor entered into a 25-year Amended and Restated Supervisory Agreement with Peter Morton (the “Supervisory Agreement”), which provided for the supervision of the development, improvement, operation, and maintenance of the Predecessor through 2022. Mr. Morton had the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton was to provide consulting and supervisory services to the Predecessor. In the event either the Predecessor or Mr. Morton was in Default (as defined in the agreement), the non-defaulting party could terminate the agreement after the other party had received the opportunity to cure such default. As part of this agreement, the Predecessor paid to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year. Total supervisory fee expenses for these services for the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005 amounted to $283,000, $3,651,000 and $4,022,000, respectively. These expenses are included in related-party expenses in the accompanying statements of operations. The unpaid amounts at February 1, 2007 and December 31, 2006 were $19,000 and $212,000, respectively, and are included in related-party payable in the accompanying balance sheets. The Supervisory Agreement was terminated with the Merger.

Entities controlled by Mr. Morton provided additional technical support services for the development, ongoing improvement and operation of the Predecessor. The Predecessor reimbursed these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead. On August 15, 2005, the Predecessor entered a Commercial Sublease with 510 Development Corporation (the “510 Development Sublease”). The Predecessor paid $20,000 a month for this sublease, which was scheduled to expire December 31, 2009. In connection with 510 Development Sublease, the Predecessor capitalized $2.5 million in leasehold improvements. The 510 Development Sublease was terminated with the Merger. The expense associated with this sublease was always part of the allocated overhead that was reimbursed by the Predecessor. The expenses for the technical support services and sublease aggregated to approximately $1,242,000, $2,753,000 and $2,716,000 for the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005, respectively, and are included in related-party expenses in the accompanying statements of operations. At December 31, 2006, $339,000 was due from these entities for expenses paid in advance and is included in related-party receivable in the accompanying balance sheet. At February 1, 2007 the balance was $0.

The Predecessor provided technical support services and paid certain overhead expenses for the development and operation of HR Condominium Investors (Vegas), LLC, an affiliate of the Predecessor’s Chief Executive Officer, Mr. Morton. HR Condominium Investors (Vegas), LLC was developing the property adjacent to the Predecessor’s land and had signed a commitment for a loan facility in the amount of $1,250,000,000 for such development. The development was expected to add approximately 1,350 condominiums, a new Joint concert venue, new restaurants, new spa, meeting and ballroom facilities, new pools and other amenities. HR Condominium Investors (Vegas), LLC reimbursed the Predecessor for all of these costs and expenses. The unpaid amounts at February 1, 2007 and December 31, 2006 were $0 and $48,000, respectively, and are included in related-party receivable in the accompanying balance sheets.

During the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005, the Predecessor paid compensation to Harry Morton, son of Peter Morton, $21,000, $250,000 and $221,000, respectively, for his position as Special Projects Director, which he started in the year ended December 31, 2004. The Predecessor also provided housing and other services to Harry Morton at the resort with a total estimated value during the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005, of $0, $28,000 and $31,000, respectively. These costs are included in food and beverage expense in the statements of operations for the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005.

The Predecessor provided technical support services and paid certain overhead expenses for the development and operation of Pink Taco Scottsdale, LLC, an entity managed by Harry Morton, son of the Predecessor’s Chief Executive Officer, Mr. Morton. Pink Taco Scottsdale, LLC reimbursed the Predecessor for all of these costs and expenses. The unpaid amounts at February 1, 2007 and December 31, 2006 were $0 and $12,000, respectively, and are included in related-party receivable in the accompanying balance sheets.

On December 24, 2004, PM Realty LLC (a development entity involved in the condominium project and owned by Mr. Morton) and the Predecessor entered into a lease for a ten-year initial term with Mr. Chow of Las Vegas, LLC (“Mr. Chow”) for commercial space anticipated to be developed on land contiguous to the resort. The lease provided that if ground-breaking work on such development had not been started, in each case on or before June 1, 2006, Mr. Chow may elect to terminate such lease and receive a lease termination fee of $250,000. During 2005 PM Realty suspended the condominium project and the Predecessor recorded an amount to accrue the termination fee. The Predecessor paid Mr. Chow the $250,000 termination fee in July of 2007.

8.	LONG-TERM DEBT

The long-term debt outstanding as of February 1, 2007 and December 31, 2006 consisted of the following (in thousands):

	February 1, 2007	December 31, 2006
Junior subordinated notes	$41,929	$41,929
Senior secured credit facility	6,500	3,000
The 2013 notes	140,000	140,000

Total long-term debt	$188,429	$184,929

In May 2003, the Predecessor obtained funding of approximately $137.6 million in net proceeds from the offering of $140.0 million aggregate principal amount of its 8.875% Second Lien Notes due 2013 (the “2013 Notes”) and paid additional costs of approximately $0.4 million in conjunction with this issuance in cash. Concurrent with the execution of the 2013 Notes, the Predecessor secured a $40 million Senior Secured Credit Facility (the “Facility”) through a group of banks at a cost of approximately $0.6 million which was withheld from the net proceeds. The Facility consisted of a $20 million, five-year senior secured term loan (the “Term Loan”) and a $20 million senior secured revolving credit facility (the “Revolving Credit Facility”). As of February 1, 2007, the Predecessor had $140.0 million outstanding in 2013 Notes, $6.5 million outstanding on its Senior Secured Credit Facility and had no balance outstanding on the Term Loan. The 2013 Notes were contractually subordinated in right of payment to all indebtedness incurred pursuant to the Facility and the liens and security interests securing the obligations of the Predecessor under the 2013 Notes were contractually subordinated to the liens securing the obligations of the Predecessor under the Facility.

The net proceeds from the issuance of the 2013 Notes together with the borrowings under the Facility and cash on hand, were used to: (i) redeem and repurchase the Predecessor’s $120.0 million 9.25% Senior Subordinated Notes due in 2005; (ii) repay the entire $18.0 million balance outstanding on its $30.0 million senior revolving credit facility; (iii) repay $1.3 million of purchase money indebtedness; (iv) pay $15.0 million of the accrued dividends on the Predecessor’s preferred stock; (v) pay costs and expenses related to the foregoing and (vi) finance working capital and provide liquidity to fund general and corporate purposes.

The 2013 Notes and the Facility were both repaid in connection with the Merger.

Junior Notes

Interest on the Junior Notes was payable on each January 15 and July 15, commencing on January 15, 2004, and could be paid in cash or in kind at the Predecessor’s option, provided that interest was required to be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility. The Junior Notes required that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Predecessor was permitted to pay in cash without causing a default under the 2013 Notes or the Facility. For interest payments payable in cash interest accrued at a rate per annum equal to 9.875% and for interest payments payable in kind interest accrued at a rate per annum equal to 10.50%. The Junior Notes were contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Predecessor. The Junior Notes were scheduled to be due on January 15, 2014, but were subject to redemption at the option of the Predecessor, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreased on each subsequent anniversary date, plus accrued interest to the date of redemption. The Junior Notes contained covenants restricting the Predecessor’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. In December of 2005, the Predecessor received consent and repurchased $15.0 million of the outstanding Junior Notes. This transaction had a purchase premium of $1.2 million. For the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005 the Predecessor paid interest-in-kind of $0, $1.1 million and $2.8 million, respectively. The Junior Notes were repaid in connection with the Merger. Loss on early extinguishment of debt in 2005 was related to a $1.2 million premium paid to the holders of the Predecessor’s Junior Subordinated Notes that were retired during the fourth quarter of 2005.

2013 Notes

Interest on the 2013 Notes was payable on each June 1 and December 1 beginning December 1, 2003. The 2013 Notes were secured by a security interest in substantially all of the Predecessor’s existing and future assets, other than licenses that could not be pledged under applicable law. The security interest was junior to the security interest in the assets securing the Predecessor’s obligation under the Facility, except for permitted secured purchase money indebtedness. The 2013 Notes were subject to redemption at the option of the Predecessor, in whole or in part, at any time on or after June 1, 2008, at a premium to the face amount of $140 million that decreases on each subsequent anniversary date, plus accrued interest to the date of redemption. The redemption rates were as follows: after June 1, 2008, 104.438%; after June 1, 2009, 102.958%; after June 2010, 101.479% and after June 1, 2011, 100%. The 2013 Notes contained covenants restricting or limiting the ability of the Predecessor to, among other things, pay dividends, create liens or other encumbrances, incur additional indebtedness, issue certain preferred stock, sell or otherwise dispose of a portion of its assets, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. The 2013 Notes were repaid in connection with the Merger.

Senior Secured Credit Facility

Interest on the Facility accrued on all individual borrowings at an interest rate determined at the option of the Predecessor, at either (i) the LIBOR Index plus an applicable LIBOR margin not to exceed 3.5% (the applicable margin was 3.25% at February 1, 2007) and aggregating 8.3% at February 1, 2007, or (ii) the Base Rate, defined as the higher of the Federal Funds Rate plus 0.5%, or the reference rate, as defined, plus an applicable margin not to exceed 2.25%. The Predecessor chose the LIBOR Index for all of its borrowings outstanding at February 1, 2007. These margins were dependent upon the Predecessor’s total debt to EBITDA ratio, as defined in the Facility. Interest accrued on the Base Rate borrowings was due monthly, up to the maturity date, while interest on LIBOR borrowings was due every six months, up to the maturity date. The Facility was secured by substantially all of the Predecessor’s property at the Las Vegas site. The Facility contained certain covenants including, among other things, financial covenants, limitations on the Predecessor from disposing of capital stock, entering into mergers and certain acquisitions, incurring liens or indebtedness, issuing dividends on stock and entering into transactions with affiliates. The borrowings under the Facility were repaid in connection with the Merger.

On February 1, 2007, the maturities of the Predecessor’s long-term debt were as follows (in thousands):

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	188,429

Total	$188,429

Workers’ Compensation Insurance

The Predecessor had a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self-insured portion of the Predecessor’s workers’ compensation insurance.

9.	INCOME TAXES

The following table provides an analysis of the Predecessor’s income tax benefit (in thousands):

	February 1, 2007	December 31, 2006	December 31, 2005
Current	$0	$120	$236
Deferred (federal)	(1,521)	1,545	(7,611)

Income tax (benefit) expense	$(1,521)	$1,665	$(7,375)

The Predecessor made certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occurred in the calculation of certain tax assets and liabilities, which arose from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Predecessor assessed the likelihood that it would be able to recover its deferred tax assets. It considered all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income and ongoing and prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery was not likely, the Predecessor recorded a valuation allowance against the deferred tax assets that it estimated would not ultimately be recoverable.

During 2005, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, and as a result of its analysis of all available evidence, both positive and negative, the Predecessor released its deferred tax valuation allowance and has recognized the benefit of its net deferred tax assets based on an assessment of future profits and historical earnings. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. During the year ended December 31, 2005 the Predecessor recognized an income tax benefit of $7.4 million.

Income taxes differed from the amount computed at the federal income tax statutory rate as a result of the following:

	February 1, 2007	December 31, 2006	December 31, 2005
Income tax expense (benefit) at the statutory rate	(34.0)%	34.0%	34.0%
Nondeductible meals and entertainment	0.1	0.3	0.2
Valuation allowance	—	—	(142.7)
Tax credits	(0.3)	(4.5)	(2.6)
Transaction costs	0.1	9.9	—
Other, net	—	(0.9)	0.5

Effective tax rate	(34.1)%	38.8%	(110.6)%

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheets were as follows (in thousands):

	February 1, 2007	December 31, 2006
Deferred tax assets:
Accrued expenses	$1,158	$1,844
Net operating loss and contributions carryforwards	7,515	5,603
Tax credits	2,568	2,549

Total deferred tax assets	$11,241	$9,996

Deferred tax liabilities:
Depreciation and amortization	$(2,838)	$(2,970)
Accrued expenses	(561)	(705)

Total deferred tax liabilities	$(3,399)	$(3,675)

Net deferred tax asset	$7,842	$6,321

Deferred tax assets were composed primarily of credits and net operating losses. The general business tax credit carryforward, valued at approximately $1,875,000, could be carried forward for 20 years as a credit against regular tax and will begin to expire between 2014 and 2027. The AMT tax credit carryforwards, valued at approximately $693,000, could be carried forward indefinitely as a credit against regular tax. The net operating loss carryforwards, valued at approximately $22,103,000, will begin to expire between 2016 and 2027.

As of December 31, 2006, deferred tax assets were composed primarily of credits and net operating losses. The general business tax credit carryforward, valued at approximately $1,856,000, could be carried forward for 20 years as a credit against regular tax, will begin to expire between 2014 and 2026. The AMT tax credit carryforwards, valued at approximately $693,000, could be carried forward indefinitely as a credit against regular tax. The net operating loss carryforwards, valued at approximately $16,479,000, will begin to expire between 2016 and 2026.

The Predecessor adopted the provisions of FIN 48 on January 1, 2007. There was no effect on the Predecessor’s financial condition or results of operations as a result of implementing FIN 48. The Predecessor did not accrue interest or penalties associated with any unrecognized tax benefits.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Predecessor leased office space and equipment under operating leases expiring through 2009. These operating leases were terminated with the Merger.

Pursuant to the 510 Development Sublease, the Predecessor paid $20,000 a month for this lease, which was scheduled to expire on December 31, 2009. This sublease was terminated with the Merger.

2007	$240
2008	240
2009	240
2010	—
2011	—
Thereafter	—

Total future minimum rental payments	$720

Total rental expense was approximately $38,000, $426,000 and $637,000 during the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Self-Insurance

The Predecessor was self-insured for workers’ compensation claims for an annual stop-loss of up to $350,000 per claim. Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Predecessor.

The Predecessor had a partial self-insurance plan for general liability claims for an annual stop-loss of up to $100,000 per claim.

Legal and Regulatory Proceedings

Between March 2006 and February 2007, four lawsuits were filed in Nevada state courts, and one in federal district court in Nevada, by brokers, investors, and prospective purchasers associated with the formerly proposed condominium development on the real property adjacent to the hotel casino. Of these five lawsuits, three name the Predecessor as a defendant. The plaintiffs in the suit brought by the prospective purchasers decided to dismiss their action (without prejudice) after the Company successfully compelled them to participate in an arbitration. The allegations in the five lawsuits are primarily, though not entirely, directed towards Mr. Morton and entities under his ownership or control, not the Predecessor. Mr. Morton has agreed to indemnify the Predecessor against all costs associated with these proceedings, including both legal and defense fees and any ultimate judgment against the Predecessor, under the terms set forth in the contract under which the Company purchased the hotel casino.

The Predecessor was a defendant in various other lawsuits relating to routine matters incidental to the Predecessor’s business.

Management provided an accrual for estimated losses that may occur and did not believe that the outcome of any pending claims or litigation, individually or in the aggregate, would have a material adverse effect on the Predecessor’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of February 1, 2007.

11.	EMPLOYEE BENEFIT PLANS

The Predecessor maintained a discretionary cash incentive bonus plan available to eligible employees, based upon individual and company-wide goals that were established by management and the board of directors of the Predecessor on an annual basis.

In addition, the Predecessor established a non-discretionary deferred compensation plan in December 1999 for certain of its executives whereby an amount equal to their base salary at the time they became covered by the plan vested to them as deferred compensation at a rate of 25% annually over a four-year period. Amounts vested were required to be adjusted annually on a compound basis at a rate equal to the change in the Predecessor’s earnings before interest, taxes, depreciation and amortization; however, during the initial four-year period compound adjustments may not have resulted in a net reduction in vested benefits. This plan was terminated with the Merger.

The Predecessor maintained a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who had completed one year of continuous employment and 1,000 hours of service were eligible for the plan. Such employees joining the plan could contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation. The Predecessor, at its discretion, was required to match 50% of the first 6% of compensation contributed by employees. During the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005, the Predecessor recorded approximately $81,000, $736,000 and $695,000, respectively, for its portion of plan contributions, which were included in the accompanying statements of operations.

The Predecessor’s deferred bonus plan, which started in 2004, was a nonqualified deferred compensation program that provided benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates upon retirement or death (the “Deferred Bonus Plan”). The participants were covered by life insurance policies with the Predecessor designated as the beneficiary. Amounts charged to expense relating to this program for the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005 were $0.2 million, $1.0 million and $0.8 million, respectively. Amounts included in “Deferred Compensation” in the accompanying consolidated balance sheets at February 1, 2007, December 31, 2006 and December 31, 2005 that relate to the Deferred Bonus Plan were $2.0 million, $2.0 million and $1.0 million, respectively. Included in “Other Assets” at February 1, 2007, December 31, 2006 and December 31, 2005 related to the Deferred Bonus Plan were life insurance policies with cash surrender values of $1.4 million, $1.4 million and $0.7 million, respectively. This Deferred Bonus Plan was terminated with the Merger.

During the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and December 31, 2005, the Predecessor recorded approximately $290,000, $2,688,000 and $3,086,000, respectively, for these bonuses and deferred compensation agreements, in the accompanying statements of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members of

Hard Rock Hotel Holdings, LLC

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Hard Rock Hotel Holdings, LLC as of December 31, 2007 and the related consolidated statements of operations and comprehensive loss, members’ equity, and cash flows for the period from February 2, 2007 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hard Rock Hotel Holdings, LLC at December 31, 2007, and the results of its operations and its cash flows for the period from February 2, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Las Vegas, Nevada

March 14, 2008

HARD ROCK HOTEL HOLDINGS, LLC

BALANCE SHEET

(in thousands)

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,157
Accounts receivable, net	8,475
Inventories	2,911
Prepaid expenses and other current assets	3,641
Asset held for sale	95,160
Related party receivable	562

Total current assets	124,906
Restricted cash	55,813
Property and equipment, net of accumulated depreciation and amortization	515,923
Goodwill	139,108
Other intangible assets, net	71,300
Deferred financing costs, net	35,501
Other assets, net	11

TOTAL ASSETS	$942,562

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,203
Related party payables	542
Accrued expenses	12,040
Interest payable	4,572
Current portion of long-term debt	110,000

Total current liabilities	131,357

Deferred tax liability	15,266
Long Term Debt	683,452

Total long-term liabilities	698,718

Total liabilities	830,075

Commitments and Contingencies (see Note 10)
Members’ equity:
Paid-in capital	181,127
Accumulated other comprehensive loss	(26)
Accumulated deficit	(68,614)

Total members’ equity	112,487

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$942,562

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

Period from February 2, 2007 to December 31, 2007
Revenues:
Casino	$51,501
Lodging	42,220
Food and beverage	70,202
Retail	6,358
Other income	17,896

Gross revenues	188,177
Less: promotional allowances	(14,739)

Net revenues	173,438

Costs and expenses:
Casino	33,671
Lodging	8,903
Food and beverage	35,897
Retail	3,092
Other	15,236
Marketing	5,032
Management fee—related party	7,837
General and administrative	26,743
Depreciation and amortization	17,413
Loss on disposal of assets	1,725
Pre-opening	1,167
Acquisition and transition related costs	2,358

Total costs and expenses	159,074

Income from operations	14,364

Other income (expense):
Interest income	698
Interest expense, net	(85,953)

Other expenses, net	(85,255)

Loss before income tax benefit	(70,891)
Income tax benefit	(2,277)

Net loss	(68,614)
Other comprehensive loss:
Unrealized (loss) on cash flow hedges, net of tax	(26)

Comprehensive loss	$(68,640)

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC

STATEMENTS OF MEMBERS’ EQUITY

(in thousands)

	Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Members’ Equity
Balances at February 2, 2007	—	—	—	—
Contributions	$181,127	—	—	$181,127
Net loss	—	(68,614)	—	(68,614)
Unrealized (loss) on cash flow hedges, net of tax	—	—	(26)	(26)

Balances at December 31, 2007	$181,127	$(68,614)	$(26)	$112,487

The accompanying notes are an integral part of these consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC

STATEMENT OF CASH FLOWS

(in thousands)

Period February 2, 2007 to December 31, 2007
Cash flows from operating activities:
Net loss	$(68,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,313
Provision for losses on accounts receivable	(137)
Amortization of loan fees and costs	14,678
Amortization of intangibles	6,100
Change in value of interest rate caps included in net loss	1,420
Loss on sale of assets	1,724
Increase in deferred income taxes	(2,277)
(Increase) decrease in assets:
Accounts receivable	(4,443)
Inventories	66
Prepaid expenses	(349)
Related party receivable	(562)
(Increase) decrease in liabilities:
Accounts payable	(538)
Related party payable	542
Accrued interest payable	4,572
Other accrued liabilities	(8,459)

Net cash used in operating activities	(44,964)

Cash flow from investing activities:
Purchases of property and equipment	(31,227)
Purchase of the Hard Rock Hotel & Casino, net of cash acquired	(719,546)
Proceeds from sale of operating assets	4
Restricted cash	(55,813)
Other assets	(518)

Net cash used in investing activities	(807,100)

Cash flows from financing activities:
Net proceeds from borrowings	33,452
Proceeds from initial loan on purchase	760,000
Capital investment	122,949
Financing costs on debt	(50,180)

Net cash provided by financing activities	866,221

Net increase in cash and cash equivalents	14,157
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$14,157

Supplemental cash flow information:
Cash paid during the period for interest	$66,945

Cash paid during the period for income taxes	$—

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$832,883
Purchase price contributed by members	(58,178)
Cash paid	(730,521)

Liabilities assumed	$44,184

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation and Nature of Business

Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI” or the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Predecessor owns the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46R, the Company consolidates the gaming operations in the Company’s financial statements.

Prior to March 1, 2008, Golden HRC, LLC was the third-party operator of all gaming operations at the Hard Rock. The Company did not own any legal interest in Golden HRC, LLC. The Company determined that Golden HRC, LLC was a variable interest entity and that the Company was the primary beneficiary of the gaming operations because the Company was ultimately responsible for a majority of the operations’ losses and was entitled to a majority of the operations’ residual returns. As a result, the gaming operations are consolidated in the Company’s financial statements. On March 1, 2008, the Company assumed the gaming operations at the Hard Rock as it had satisfied the conditions necessary to obtain its gaming license, and Golden HRC, LLC ceased to be the operator of gaming operations on such date.

The Company’s operations are conducted in the destination resort segment, which includes casino, lodging, food and beverage, retail and other related operations. Because of the integrated nature of these operations, the Company is considered to have one operating segment.

The Acquisition

On May 11, 2006, Morgans, MHG HR Acquisition Corp. (“Merger Sub”), the Predecessor and Peter A. Morton entered into an Agreement and Plan of Merger (as amended in January 2007, the “Merger Agreement”) pursuant to which Morgans would acquire the Hard Rock through the merger of Merger Sub with and into the Predecessor (the “Merger”). Additionally, Morgans Group LLC, an affiliate of Morgans (“Morgans LLC”), entered into three purchase and sale agreements (the “Purchase and Sale Agreements”) with affiliates of Mr. Morton to acquire an approximately 23-acre parcel of land adjacent to the Hard Rock, the parcel of land on which the Hard Rock Cafe restaurant in Las Vegas is situated and plans, specifications and other documents related to a former proposal for a condominium development on the property adjacent to the Hard Rock. The transactions contemplated by the Merger Agreement and the Purchase and Sale Agreements are collectively referred to as the “Acquisition” and the agreements are collectively referred to as the “Acquisition Agreements.”

The aggregate purchase price for the Acquisition was approximately $770 million. In addition, the Company incurred approximately $81 million in costs and expenses associated with the Acquisition.

On November 7, 2006, Morgans and an affiliate of DLJMBP entered into a Contribution Agreement (which was amended and restated in December 2006) under which they agreed to form a joint venture in connection with the Acquisition and the further development of the Hard Rock. Pursuant to the Contribution Agreement, Morgans and the affiliate of DLJMBP agreed to invest one-third and two-thirds, respectively, of the equity capital required to finance the Acquisition.

Prior to the closing of the Acquisition, Morgans and its affiliates assigned the Merger Agreement to the Company and the Purchase and Sale Agreements to certain of its subsidiaries. Morgans also contributed the equity of Merger Sub to the Company.

The closing of the Acquisition occurred on February 2, 2007, which the Company refers to as the “Closing Date.” On the Closing Date, pursuant to the terms of the Acquisition Agreements:

•

Merger Sub merged with and into the Predecessor, with the Predecessor continuing as the surviving corporation after the Merger. As a result of the Merger, the Predecessor became the Company’s wholly owned subsidiary. Each share of common stock of the Predecessor issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into the right to receive a pro rata amount of approximately $150 million, subject to post-closing working capital and cage cash adjustments. In December 2007, Morgans, the Company, HRHI and Lily Pond Investments, Inc., the shareholder representative under the Merger Agreement, agreed upon the final working capital and cage cash adjustments under the Merger Agreement. Pursuant to the final adjustments, HRHI has received $2.3 million out of the escrow established under the Merger Agreement for such adjustments. On the Closing Date, Morgans also deposited $15 million into an indemnification escrow fund to be disbursed in accordance with the Merger Agreement and the applicable escrow agreement, with the remaining funds from the indemnification escrow fund to be released on the one-year anniversary of the Closing Date. Pursuant to the Merger Agreement, Mr. Morton also sold certain intellectual property rights to one of the Company’s indirect, wholly owned subsidiaries for approximately $69 million, including the exclusive, royalty-free and perpetual right to use and exploit the “Hard Rock Hotel” and the “Hard Rock Casino” registered trademarks in connection with the Company’s operations in Las Vegas, and in connection with hotel/casino operations and casino operations in certain other locations.

•

One of the Company’s subsidiaries acquired for $259 million the approximately 23-acre parcel of land adjacent to the Hard Rock. At the time of the execution of the Acquisition Agreements, Morgans LLC deposited $18.5 million into an escrow account. On the Closing Date, $3.5 million of the deposit was released and credited towards the purchase price and the remaining $15 million of the deposit was retained as part of an indemnification escrow fund to be disbursed in accordance with the applicable Purchase and Sale Agreement and escrow agreement, with the remaining funds from the indemnification escrow fund to be released on the 18-month anniversary of the Closing Date.

•

One of the Company’s subsidiaries acquired for $20 million the parcel of land on which the Hard Rock Cafe restaurant in Las Vegas is situated. In connection with the transaction, the Company also acquired the lease with the operator of the Hard Rock Cafe. At the time of the execution of the Acquisition Agreements, Morgans LLC deposited $1.5 million in an escrow account, which was released to the seller on the Closing Date.

•

One of the Company’s subsidiaries acquired for $1 million plans, specifications and other documents related to the proposal for a condominium development on the real property adjacent to the Hard Rock.

On the Closing Date, pursuant to the Contribution Agreement, Morgans and Morgans LLC were deemed to have contributed to the Company one-third of the equity, or approximately $57.5 million, to fund a portion of the purchase price for the Acquisition by virtue of the application of the escrow deposits under the Acquisition Agreements to the purchase price for the Acquisition and by virtue of the credit given for the expenses Morgans LLC incurred in connection with the Acquisition. Affiliates of DLJMBP contributed to the Company two-thirds of the equity, or approximately $115 million, to fund the remaining amount of the equity contribution for the Acquisition. In consideration for these contributions, the Company issued Class A Membership Interests and Class B Membership Interests to the affiliates of DLJMBP and Morgans and Morgans LLC.

The remainder of the approximately $770 million purchase price and $81 million in costs and expenses associated with the Acquisition, was financed with mortgage financing under a real estate financing facility (the “CMBS Facility”) entered into by the Company’s subsidiaries. Subject to the satisfaction of certain conditions, the CMBS facility also provides funds to be used for future project expansion and construction of the Hard Rock, with the total amount available under the CMBS facility not to exceed $1.395 billion (including the $35 million referenced below). In November 2007, certain of the Company’s subsidiaries refinanced $350 million of the amount borrowed under the financing from the proceeds of three mezzanine loans made to the Company’s mezzanine subsidiaries, and the lender increased the maximum amount of the loan that may be funded in the future by $35 million.

Also on the Closing Date, DLJ MB IV HRH, LLC (“DLJMB IV HRH”), DLJ Merchant Banking Partners IV, L.P. (“DLJMB Partners”), DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”), Morgans and Morgans LLC entered into an Amended and Restated Limited Liability Company Agreement (the “JV Agreement”), which governs their relationship as members of the Company. DLJMB IV HRH, DLJMB Partners and DLJMB VoteCo are referred to as the “DLJMB Parties” and Morgans and Morgans LLC are referred to as the “Morgans Parties.”

The purchase price consists of the following (in thousands):

Hard Rock Hotel & Casino	$419,431
Development parcel	258,730
Cafe parcel	19,976
Plans, specifications and other documents related to a proposal for a condominium development project	1,000
Trademark license	69,000
Merger costs	20,562

Total purchase price	$788,699

The table below lists the estimated fair values of the assets acquired and liabilities assumed. In addition, the Company recorded an estimate for the deferred tax liability arising from the Acquisition due to the difference between the fair value and the tax basis of the net assets acquired. This deferred tax liability estimate of approximately $25 million increased the estimated amount of goodwill recorded in the Acquisition. As the deferred tax liability is an estimate, it is subject to change as the Company finalizes the valuations and its tax analyses. Changes to this estimate, if any, will also affect goodwill and will not have a material impact on the Company’s statement of operations.

February 2, 2007
(in thousands)
Current assets, including $11.0 million of cash	$23,479
Property, plant and equipment	592,896
Intangible assets	77,400
Goodwill	139,108

Total assets acquired	$832,883

Total liabilities assumed	(44,184)

Net assets acquired	$788,699

The intangible assets that the Company acquired are comprised of Hard Rock licensing rights estimated at approximately $44.9 million, trademarks estimated at approximately $4.5 million, customer lists estimated at approximately $21.1 million and host non-compete agreements estimated at approximately $4.9 million. The licensing rights are not subject to amortization as they have an indefinite useful life. The trademarks, customer lists and host non-compete agreements are being ratably amortized over a two to ten year period. The $140 million estimated goodwill balance arising from the transaction is not subject to amortization. As the acquisition of the Company is treated as a tax-free purchase, the estimated goodwill balance and the other intangible assets described above are not expected to be amortized for tax purposes.

The pro forma consolidated results of operations, as if the Acquisition had occurred on January 1, 2007, are as follows (in thousands):

Year Ended December 31, 2007
Pro Forma
Net revenues	$186,456
Net loss	(71,573)

The Company reported $2.4 million of indirect, general and incremental expenses related to the Acquisition. These expenses are included in merger, acquisition and transition related expenses on the accompanying consolidated statements of operations for the period from February 2, 2007 to December 31, 2007.

Also on the Closing Date, DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P., DLJMB HRH VoteCo, LLC, Morgans and Morgans LLC entered into an Amended and Restated Limited Liability Company Agreement, which governs their relationship as members of the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks and interest-bearing deposits with maturities at the date of purchase of three months or less. Cash equivalents are carried at cost which approximates market.

Restricted Cash

The Company is obligated to maintain reserve funds for property taxes, insurance and capital expenditures at the Hard Rock as determined pursuant to the CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. On the Closing Date, the Company deposited $35 million into an initial renovation reserve fund to be held as additional collateral for the CMBS loan for the payment of initial renovations to the Hard Rock. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement under the CMBS facility. In addition, the CMBS facility requires the Company to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds to be set aside in restricted cash. As of December 31, 2007, an aggregate of $37.7 million and $1.2 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively. Additionally, $0.8 million and $67,460 were available in the insurance and property tax reserve funds, respectively.

In addition, the Company also is obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. On the Closing Date, we deposited $45 million into an interest reserve fund to be held as additional collateral under the CMBS facility for the payment of interest expense shortfalls. The CMBS lenders will make disbursements from the interest reserve fund upon the Company’s satisfaction of conditions to disbursement under the CMBS facility. As of December 31, 2007, $16.1 million was available in restricted cash reserves in the interest reserve fund.

Pursuant to the CMBS facility, the unfunded portion of the construction loan as of the second anniversary of the Closing Date may be advanced and deposited with lender in an account which shall be referred to as the “Construction Loan Reserve Account.” Additionally, portions of the construction loan may be advanced as quarterly deficiency advances from time to time, which quarterly deficiency advances shall be deposited with lender in the Construction Loan Reserve Account. Additionally, on November 9, 2007, the third mezzanine construction funds were deposited with lender in the Construction Loan Reserve Account. The funds in the Construction Loan Reserve Account shall be disbursed as the Company is entitled to a construction loan advance from the construction loan. The Company may elect, at its option, to receive a disbursement from the Construction Loan Reserve Account in lieu thereof, to the extent funds are available. As of December 31, 2007, $5.9 million was available in restricted cash reserves in the Construction Loan Reserve Account.

Concentrations of Credit Risk

Substantially all of the Company’s accounts receivable are unsecured and are due primarily from the Company’s casino and hotel patrons and convention functions. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Management does not anticipate significant non-performance and believes that they have adequately provided for uncollectible receivables in the Company’s allowance for doubtful accounts.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of casino accounts receivable. The Company issues credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of such receivables.

Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Company’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as management’s experience with collection trends in the casino industry and current economic and business conditions.

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market.

Assets Held for Sale

The Company intends to sell approximately 15 acres of the adjacent land and has entered into an exclusive authorization-to-sell agreement with a national broker. The Company has also entered into a letter of intent with respect to a proposed sale of a portion of the 15 acres of adjacent land for $100 million and is working with a prospective purchaser to complete due diligence on the land and to prepare definitive documentation. The Company has reflected the asset at a value of $95.2 million, which represents the fair value of $100 million less the estimated sale costs of $4.8 million.

Depreciation and Amortization

Land improvements, buildings and improvements, equipment, furniture and fixtures, and memorabilia are recorded at cost. The Company capitalizes interest on funds dispersed during construction. Depreciation and amortization are computed using the straight-line method over the estimated useful lives for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives for financial reporting purposes are as follows:

Land improvements	12-15 years
Building improvements	15 years
Buildings	40-45 years
Equipment, furniture and fixtures	3-10 years
Memorabilia	40 years

Gains or losses arising from dispositions are included in cost and expenses in the accompanying statements of operations. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Substantially all property and equipment is pledged as collateral for long-term debt.

Business Combinations

The Company account for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”), and related interpretations. SFAS No. 141 requires that the Company record the net assets of acquired businesses at fair market value, and the Company must make estimates and assumptions to determine the fair market value of these acquired assets and assumed liabilities.

The determination of the fair value of acquired assets and assumed liabilities in the Hard Rock acquisition requires the Company to make certain fair value estimates, primarily related to land, property and equipment and intangible assets. These estimates require significant judgments and include a variety of assumptions in determining the fair value of acquired assets and assumed liabilities, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets attributable to business acquisitions. In accordance with the provisions of SFAS No. 142, the Company will test for impairment at least annually. The Company will test for impairment more frequently if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with SFAS No. 142, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, including goodwill, the asset is not impaired. Any excess of carrying value over the implied fair value of goodwill would be recognized as an impairment loss in continuing operations.

The Company utilizes the discounted cash flow method to perform its fair value impairment test.

The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2007.

Other Intangible Assets

The Company accounts for its other intangible assets in accordance with SFAS No. 142. In accordance with SFAS No. 142, the Company considers its licensing rights as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested for impairment at least annually by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the licensing rights exceed their fair value, an impairment loss is recognized. Once an impairment of an indefinite-life intangible asset has been recorded, it cannot be reversed.

Intangible assets that have a definite life, such as trade names and certain non-compete agreements, are amortized on a straight-line basis over their estimated useful lives or related contract. “Player” relationships are amortized on an accelerated basis over a nine-year period consistent with the expected timing of the Company’s realization of the economic benefits of such relationships. The Company reviews the carrying value of its intangible assets that have a definite-life for possible impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of the intangible assets that have a definite-life exceed their fair value, an impairment loss is recognized.

Impairment of Long-Lived Assets

The Company has a significant investment in long-lived property and equipment. The Company reviews the carrying value of property and equipment to be held and used for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future undiscounted cash flows of the asset. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. For assets to be disposed of, the Company recognizes the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model.

Capitalized Interest

The Company capitalizes interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using a weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. The Company amortizes capitalized interest over the estimated useful life of the related asset.

Deferred Financing Costs

Deferred financing costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements. As of December 31, 2007, total deferred financing costs net of accumulated amortization of $14.7 million were $35.5 million. Amortization of deferred financing costs included in interest expense was $14.7 million for the period from February 2, 2007 to December 31, 2007.

Advertising Costs

The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expenses (exclusive of pre-opening) for the period from February 2, 2007 to December 31, 2007 amounted to approximately $2.4 million. These expenses are included in marketing expenses in the accompanying statement of operations.

Income Taxes

The Company is a limited liability company and, as such, does not pay taxes on an entity level but passes its earnings and losses through to its members. The Company does, however, own all of the stock of HRHI, a Sub- Chapter C corporation, which is a tax paying entity. Income taxes of the Company’s subsidiaries were computed using the subsidiaries effective tax rate. The Company’s members are responsible for reporting their allocable share of the Company’s income, gains, deductions, losses and credits on their individual income tax returns.

The Company accounts for income taxes using the asset and liability approach required by SFAS 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company’s assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates. Additionally, deferred income tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

The Company accounts for certain tax positions under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company does not believe it will have any material changes in its unrecognized tax positions over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.

Revenues and Complimentaries

Casino revenues are derived from patrons wagering on table games, slot machines, sporting events and races. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. Casino revenue is recognized at the end of each gaming day.

Lodging revenues are derived from rooms and suites rented to guests and include related revenues for telephones, movies, etc. Room revenue is recognized at the time the room or service is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of the Company’s hotel casino, including restaurants, room service, banquets and nightclub. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Retail and other revenues include retail sales, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed and other miscellaneous income at the Company’s hotel casino. Retail and other revenues are recognized at the point in time the retail sale occurs or when services are provided to the guest.

The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. The Company received $0.7 million in rent from the Hard Rock Cafe, which consisted of $0.2 million in base rent and $0.5 million in percentage rent for the period from February 2, 2007 to December 31, 2007. The current term of the lease expires on June 30, 2010. Under the lease, the operator has two five-year options to extend the lease, so long as it is not in default at the time of the extension.

Revenues in the accompanying statements of operations include the retail value of rooms, food and beverage, and other complimentaries provided to customers without charge, which are then subtracted as promotional allowances to arrive at net revenues. The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows (in thousands):

Period February 2, 2007 to December 31, 2007
Food and beverage	$4,456
Lodging	1,307
Other	819

Total costs allocated to casino operating costs	$6,582

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the period from February 2, 2007 to December 31, 2007 these incentives were $0.1 million.

Derivative Instruments and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship under the hypothetical derivative method, which means that the Company compares the cumulative change in fair value of the actual cap to the cumulative change in fair value of a hypothetical cap having terms that exactly match the critical terms of the hedged transaction. For derivatives that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument is recognized directly in earnings.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.

In connection with the Acquisition, we entered into an interest rate cap agreement with an aggregate notional amount of $805.0 million with a LIBOR cap of 5.50%. We determined that this cap did not qualify for hedge accounting. In connection with the Refinancing in November 2007, we terminated our hedging instrument and replaced it with five new interest rate caps with an aggregate notional amount of $885.0 million and a LIBOR cap of 5.50% which expire February 9, 2009. We determined that two of the caps did not qualify for hedge accounting. Three of the caps were designated as cash flow hedges.

The Company held five interest rate caps at December 31, 2007 as follows (amounts in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate
$410,000	Interest Cap	February 9, 2009	5.50%
$110,000	Interest Cap	February 9, 2009	5.50%
$200,000	Interest Cap	February 9, 2009	5.50%
$100,000	Interest Cap	February 9, 2009	5.50%
$ 65,000	Interest Cap	February 9, 2009	5.50%

Three of the derivatives ($200,000, $100,000 and $65,000) have been designated as hedges according to SFAS No. 133 and, accordingly, the effective portion of the change in fair value of these instruments will be recognized in other comprehensive income.

For the period from February 2, 2007 to December 31, 2007, the total fair value of derivative instruments included in other assets was $11,191. The change in fair value of derivatives qualifying for hedge accounting included in comprehensive income was $26,000, net of premium amortization. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. The Company expensed $1.42 million to interest expense attributable to the three derivatives that did not qualify for hedge accounting according to SFAS No. 133.

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt was approximately $793.5 million at December 31, 2007.

Recently Issued And Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating whether to adopt the fair value option under SFAS No. 159 and evaluating the impact the adoption would have on the its consolidated financial statements.

2.	ACCOUNTS RECEIVABLE

Components of receivables, net are as follows (in thousands):

December 31, 2007
Casino	$4,870
Hotel	702
Other	3,491

9,063
Less: allowance for doubtful accounts	(588)

$8,475

3.	INVENTORIES

Inventories consist of the following (in thousands):

December 31, 2007
Retail merchandise	$1,334
Restaurants and bars	1,422
Other inventory and operating supplies	155

Total Inventories	$2,911

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

December 31, 2007
Land	$364,810
Buildings and improvements	107,727
Furniture, fixtures and equipment	26,416
Memorabilia	4,006

Subtotal	502,959
Less accumulated depreciation and amortization	(11,313)
Construction in process	24,277

Total property and equipment, net	$515,923

Depreciation and amortization relating to property and equipment was $11.3 million for the period from February 2, 2007 to December 31, 2007.

5.	INTANGIBLE ASSETS

Other intangible assets, net consists of the following (in thousands):

	December 31, 2007
	Intangible Assets	Accumulated Amortization	Net Intangible Assets	Remaining Life (Years)
Intangible assets
Hard Rock licensing rights	$44,900	$—	$44,900	Indefinite
Rehab trade name	2,400	(220)	2,180	10
Body English trade name	700	(214)	486	3
Pink Taco trade name	700	(128)	572	5
Love Jones trade name	100	(18)	82	5
Mr. Lucky’s trade name	600	(110)	490	5
“Player” relationships	23,100	(3,164)	19,936	9
Host non-compete agreements	4,900	(2,246)	2,654	2

Total intangibles net of accumulated amortization	$77,400	$(6,100)	$71,300

The Company acquired intangible assets that are comprised of the Hard Rock licensing rights estimated at approximately $44.9 million, trademarks estimated at approximately $4.5 million, customer lists estimated at approximately $23.1 million and host non-compete agreements estimated at approximately $4.9 million. The licensing rights are not subject to amortization as they have an indefinite useful life. The trade name and host non-compete agreements are being ratably amortized on a straight-line basis over a two to five-year period. Player relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships.

For the period from February 2, 2007 to December 31, 2007, amortization expense for the above amortizable intangible assets was $6,100. The estimated aggregate amortization expense for the above amortizable intangible assets for each of the five succeeding fiscal years ending December 31, 2012 is $7.4 million, $4.8 million, $3.7 million, $3.1 million, and $2.3 million, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

December 31, 2007
Accrued salaries, payroll taxes and other employee benefits	$2,895
Advance room, convention and customer deposits	3,656
Other accrued liabilities	1,262
Outstanding gaming chips and tokens	1,955
Accrued miscellaneous taxes	802
Accrued progressive jackpot and slot club payouts and other liabilities	1,141
Reserve for legal liability claims	177
Advance entertainment sales	152

Total accrued expenses	$12,040

7.	AGREEMENTS WITH RELATED PARTIES

Management Agreement

Engagement of Morgans Management. On February 2, 2007, the Company’s subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC, and Morgans Hotel Group Management LLC (“Morgans Management”), entered into a Property Management Agreement (the “Management Agreement”), pursuant to which the Company has engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding operation of the gaming facilities that are operated in accordance with a casino lease and the Casino Sublease (described below)) and (ii) the asset manager of the 23-acre parcel adjacent to the Hard Rock (which parcel was also subject to a separate property management agreement with ConAm Management Corporation that terminated on October 31, 2007) and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between the Company’s subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).

Term; Termination Fee. The Management Agreement commenced on February 2, 2007 and expires after a 20-year initial term. This term may be extended at the Company’s election for two additional ten-year periods. The Management Agreement provides certain termination rights for the Company and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the Hard Rock Hotel.

Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues including casino rents and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA” (as defined in the Management Agreement) in excess of certain threshold amount, which increases for each subsequent calendar year. Following completion of the expansion and renovation of the Hard Rock, the amount of such annual incentive fee will be equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock Hotel (excluding its gaming facilities), the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion). The Company paid a base management fee of $5.7 million to Morgans Management and reimbursed them for $2.1 million of chain services expenses for the period from February 2, 2007 to December 31, 2007.

Joint Venture Agreement Consulting Fee

Under the JV Agreement, subject to certain conditions, the Company is required to pay DLJMB VoteCo (or its designee) a consulting fee of $250,000 each quarter in advance. In the event the Company is not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by our board of directors), then the payment of such fee will be deferred until such time as it may be permitted under such agreement.

Technical Services Agreement

On February 2, 2007, a subsidiary of the Company, HRHH Hotel/Casino, and Morgans Management entered into a Technical Services Agreement pursuant to which the Company has engaged Morgans Management to provide technical services for our expansion project prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the period from February 2, 2007 through December 31, 2007, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.6 million under the Technical Services Agreement.

CMBS Facility

Prior to November 2007, Column Financial, Inc. (“Column”) was the administrative agent under the CMBS facility. Column is an indirect subsidiary of Credit Suisse, which is an affiliate of DLJMB. In connection with the Acquisition, Morgans paid Column commitment fees in an aggregate amount equal to $11.6 million, which were deemed to be an equity contribution by Morgans to the Company at the closing of the Acquisition. At the closing of the Acquisition, the Company paid Column an origination fee equal to $30.6 million. Subsequently, on November 6, 2007, the Company paid Column an additional origination fee equal to $0.8 million for the $35 million increase in the maximum amount of the CMBS facility that occurred in connection with the Refinancing. Under the CMBS facility, for the period from February 2, 2007 to December 31, 2007, the Company paid Column an annual administrative agents fee and an unused advance fee equal to $0.2 million and approximately $1.0 million, respectively. In November 2007, Column ceased to be the administrative agent under the CMBS facility and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the facility.

8.	LONG-TERM DEBT

The long-term debt outstanding as of December 31, 2007 consisted of the following (in thousands):

Project Name / Lender	Interest Rate	December 31, 2007
HRH Acquisition / Vegas HR Private Limited	LIBOR + 2.35%	$410,000
HRHC Construction / Vegas HR Private Limited	LIBOR + 4.25%	18,452
HRHC Sr Mezz / Brookfield Financial, LLC—Series B	LIBOR + 5.20%	200,000
HRHC Jr Mezz 1 / NRFC WA Holdings, LLC	LIBOR + 7.20%	100,000
HRHC Jr Mezz 2 / Hard Rock Mezz Holdings LLC	LIBOR + 8.75%	65,000

Total debt	LIBOR + 4.25%	793,452
Current portion of long-term debt		(110,000)
Total long-term debt		$683,452

If the Company qualifies for the construction loan under the CMBS facility, the initial maturity date of the loans thereunder will be February 9, 2010, with two one-year options to extend the maturity date provided that the Company satisfies certain conditions, including meeting a specified debt-yield percentage. Should the Company not qualify for the construction loan, the initial maturity date will be February 9, 2009, with two similarly conditional one-year options to extend the maturity date. Monthly interest payments are due on the ninth of each month.

Acquisition Financing

The remaining financing needed to consummate the Acquisition was a borrowing of $760 million under the CMBS facility, which is secured by the Company’s assets. The Company has additional borrowing availability under the facility which it is permitted to use for its planned expansion and renovation of the Hard Rock, with the total amount available under the financing not to exceed $1.395 billion as of December 31, 2007.

The loan agreements under the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the Company’s real property and removal of any material article of furniture, fixture or equipment from the Company’s real property.

The subsidiaries that serve as mortgage borrowers under the financing are HRHH Hotel/Casino, LLC (owner of the Hard Rock), HRHH Development, LLC (owner of the parcel of land adjacent to the Hard Rock that may be used for expansion purposes), HRHH Cafe, LLC (owner of the parcel of land on which the Hard Rock Cafe is situated), HRHH IP, LLC (owner of certain intellectual property used in connection with the Hard Rock, among other things) and HRHH Gaming, LLC (an entity formed solely for the purpose of holding the gaming licenses and conducting gaming operations at the Hard Rock upon receiving the required licenses).

The financing incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., failure to achieve substantial completion of the construction projects in a timely manner and extension of the term of the financing).

Estimated interest payments on long-term debt are based on average principal amounts outstanding under the Company’s CMBS facility as of December 31, 2007 and anticipated additional borrowings thereunder required to complete the Company’s expansion project. As of December 31, 2007, the interest rate was LIBOR at 4.60% plus the 4.25% spread (8.85% total). Subject to an interest rate cap, as of December 31, 2007, an increase in market rates of interest of 0.125% would have increased the Company’s interest expense by $1.0 million and a decrease in market interest rates of 0.125% would have decreased the Company’s interest expense by $1.0 million. Interest payments are due monthly on the ninth day of the month.

Pursuant to the terms of our CMBS facility and certain waivers thereto, the Company was required to make an amortization payment or post a letter of credit to the lenders in an amount equal to $110.0 million on February 14, 2008. On February 14, 2008, the DLJMB Parties, posted a letter of credit in favor of the lenders in the amount of $110.0 million to postpone the amortization payment to August 2, 2008. In the event that the proceeds from any sales of the 15-acre parcel of excess land adjacent to the Hard Rock prior to August 2, 2008 are less than $40.0 million, the Company will be required to make an amortization payment to the lenders of $110.0 million on such date. If the proceeds received from any such prior sales of the excess land are greater than $40.0 million, then the Company will be required to make an amortization payment equal to $110.0 million less the amount of any proceeds received from such sales. The Company has entered into a letter of intent with respect to a proposed sale of a portion of the excess land and is working with the prospective purchaser to complete due diligence on the land and to prepare definitive documentation.

Maturities of the Company’s long-term debt are as follows (in thousands):

2008	$110,000
2009	—
2010	—
2011	—
2012	683,452

Total	$793,452

CMBS Loan Restructuring

In November 2007, certain of the Company’s subsidiaries refinanced $350 million of the amount borrowed under the CMBS facility from the proceeds of three mezzanine loans made to the Company’s mezzanine subsidiaries, and the lender increased the maximum amount of the loan that may be funded in the future by $35 million (the “Refinancing”). As part of the Refinancing, the subordinated junior mezzanine lender provided for an additional $15 million under the third mezzanine loan for use in connection with construction on the expansion and renovation project. If the Company qualifies for the construction loan under the CMBS facility, the initial maturity date of the loans thereunder will be February 9, 2010, with two one-year options to extend the maturity date provided that the Company satisfies certain conditions, including meeting a specified debt-yield percentage. Should the Company not qualify for the construction loan, the initial maturity date will be February 9, 2009, with two similarly conditional one-year options to extend the maturity date.

In connection with the restructuring of the loans discussed above, the lender exercised its right to split the CMBS facility into debt secured directly by the assets owned by the mortgage borrowers and senior, junior and subordinated junior mezzanine debt secured by pledges of equity interests in the mortgage borrowers, and certain of the Company’s other subsidiaries, which are the senior mezzanine borrowers and the junior mezzanine borrowers, respectively, under the CMBS facility. This resulted in the separation of a portion of the financing into:

•

a first mezzanine loan in the principal amount of $200 million made to the senior mezzanine borrowers, HRHH Gaming Senior Mezz, LLC and HRHH JV Senior Mezz, LLC, secured by pledges of the senior mezzanine borrowers’ equity interests in the mortgage borrowers;

•

a second mezzanine loan in the principal amount of $100 million made to the junior mezzanine borrowers, HRHH Gaming Junior Mezz, LLC and HRHH JV Junior Mezz, LLC, secured by pledges of the junior mezzanine borrowers’ equity interests in the senior mezzanine borrowers; and

•

a third mezzanine loan in the principal amount of $65 million made to the subordinated junior mezzanine borrowers, HRHH Gaming Junior Mezz Two, LLC and HRHH JV Junior Mezz Two, LLC, secured by pledges of the subordinated junior mezzanine borrowers’ equity interests in the junior mezzanine borrowers.

The Refinancing incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the subordinated junior, junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., failure to achieve substantial completion of the construction projects in a timely manner and extension of the term of the financing).

Sale of CMBS Loans

As contemplated by the Refinancing, each of the first mezzanine, second mezzanine and third mezzanine loans were sold by its lender on November 6, 2007 and the mortgage loan was sold by its lender on November 9, 2007, to the following entities:

•	mortgage loan: Vegas HR Private Limited;

•	first mezzanine loan: Brookfield Financial, LLC—Series B;

•	second mezzanine loan: NRFC WA Holdings, LLC; and

•	third mezzanine loan: Hard Rock Mezz Holdings LLC.

In November 2007, Column Financial, Inc. ceased to be the administrative agent for each of the loans and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the facility.

Workers’ Compensation Letter of Credit

The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self-insured portion of the Predecessor’s workers’ compensation insurance.

9.	INCOME TAXES

The following table provides an analysis of the Company’s income tax benefit (in thousands):

December 31, 2007
Current	$—
Deferred (federal)	(2,277)

Income tax benefit	$(2,277)

Income taxes differ from the amount computed at the federal income tax statutory rate as a result of the following:

December 31, 2007
Income tax benefit at the statutory rate	(34.0)%
Valuation allowance	31.2
Tax credits	(0.2)

Effective tax rate	(3.0)%

As a result of the purchase allocation, the Company had net deferred tax liabilities of $17,543,000, which was $2,277,064 in excess of deferred tax liabilities on indefinite life intangible assets. Subsequent to the Closing Date, deferred tax liabilities of $2,277,064 were utilized against deferred tax assets recognized as a result of post acquisition net operating losses. During the period from February 1, 2007 to December 31, 2007, the Company established a full valuation allowance on its net deferred tax assets (not including deferred tax liabilities of $15,266,000 relating to indefinite lived intangibles) because it could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.

The significant components of the deferred income tax assets and liabilities included in the accompanying balance sheet are as follows (in thousands):

December 31, 2007
Deferred tax assets:
Accrued expenses	$767
Depreciation and amortization	1,553
Net operating loss and contributions carryforwards	30,663
Tax credits	2,807

Total deferred tax assets	35,790

Deferred tax liabilities:
Intangibles and improvements purchase accounting	$(26,679)
Accrued expenses	(992)

Total deferred tax liabilities	(27,671)

Preliminary net deferred tax asset	8,119
Less: valuation allowance for deferred tax asset	(23,385)

Net deferred tax liability	$(15,266)

As of December 31, 2007, deferred tax assets are composed primarily of credits and net operating losses. The general business tax credit carryforward, valued at approximately $2,114,000, may be carried forward for 20 years as a credit against regular tax and will begin to expire between 2014 and 2027. The AMT tax credit carryforwards valued at approximately $693,000 may be carried forward indefinitely as a credit against regular tax. The net operating loss carryforwards, valued at approximately $90,187,000, will begin to expire between 2016 and 2027.

The Company accounts for certain tax positions under the provisions of FIN 48. The Company does not believe it will have any material changes in its unrecognized tax positions over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.

10.	COMMITMENTS AND CONTINGENCIES

Casino Sublease

Prior to March 1, 2008, gaming operations at the Hard Rock were operated by Golden HRC, LLC (“Casino Operator”) pursuant to a Casino Sublease (as amended on January 9, 2007 and as modified by a Recognition Agreement, dated as of February 2, 2007, among Column Financial, Inc., HRHH Hotel/Casino, LLC, HRHI and the Casino Operator), effective as of February 2, 2007 (the “Casino Sublease”). On January 24, 2008, the Company received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, and on March 1, 2008, the Company assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated.

During the term of the Casino Sublease, as compensation for the general management services of Golden Gaming, Inc., the Casino Operator withheld, as an expense, from the revenue arising from gaming operations at the Hard Rock, a sum in the amount of $275,000 per month, which sum was paid to Golden Gaming, Inc. or its designee for general management services provided to the Casino Operator. The Casino Operator withheld and paid to Golden Gaming, Inc. $3.0 million for general management services that the Casino Operator received from Golden Gaming, Inc. during the period from February 2, 2007 to December 31, 2007.

Cafe Lease

The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. The current term of the lease expires on June 30, 2010. Under the lease, the operator has two five-year options to extend the lease, so long as it is not in default at the time of the extension.

Employment Agreement

Under Mr. Kwasniewski’s offer letter, if Morgans Management terminates his employment without cause (as defined in his offer letter) prior to October 9, 2008, he will be entitled to receive the lesser of 18-months base salary or one month’s salary for every month remaining until October 9, 2009. If Morgans Management terminates his employment without cause on or after October 9, 2008, he will be entitled to receive one year’s base salary. In addition, if Morgans Management terminates his employment without cause during 2007, he will be entitled to receive a bonus of $280,000 in addition to any other payments due to him under the offer letter. If Morgans Management terminates his employment without cause after 2007, he will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000.

Construction Commitments

The Company has signed construction commitments for an aggregate of approximately $60.1 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock.

Liquor Management Agreement

Liquor Management Agreement; Term. On February 2, 2007, the Company’s subsidiaries, HRHH Hotel/Casino, LLC and HRHI, entered into a Liquor Management and Employee Services Agreement (the “Liquor Management Agreement”), relating to non-gaming operations at the Hard Rock. The term of the Liquor Management Agreement commenced February 2, 2007 and will expire on the earlier of (i) 20 years from the commencement date or (ii) a date mutually agreed upon by the parties, subject to reasonable requirements of unaffiliated third party lenders to HRHH Hotel/Casino, LLC. However, the Liquor Management Agreement shall not terminate unless and until (a) HRHH Hotel/Casino, LLC obtains a replacement liquor operator and employee service provider (or hires all the employees necessary to operate the Hard Rock) or (b) HRHH Hotel/Casino, LLC or an affiliate thereof obtains all necessary approvals to conduct the liquor operations and hires all the employees necessary to operate the Hard Rock.

Engagement of HRHI. Pursuant to the Liquor Management Agreement, HRHH Hotel/Casino, LLC has engaged HRHI as operator and manager of the bars, bar personnel and liquor sales at the Hard Rock. HRHI holds the requisite licenses and approvals from the Clark County Department of Business License and the Clark County Liquor and Gaming Licensing Board to conduct liquor operations at the Hard Rock. In addition, the Liquor Management Agreement allows HRHH Hotel/Casino, LLC to engage certain employees of HRHI to provide services in connection with the day-to-day operations of the Hard Rock (excluding operations of the gaming- and casino-related facilities). HRHI would retain control of such employees and remain solely responsible for all compensation and benefits to be paid to them, subject to reimbursement as provided in the Liquor Management Agreement.

Self-Insurance

The Company is self-insured for workers’ compensation claims for an annual stop-loss of up to $350,000 per claim. Management has established reserves it considers adequate to cover estimated future payments on existing claims incurred and claims incurred but not reported.

The Company has a partial self-insurance plan for general liability claims for an annual stop-loss of up to $100,000 per claim.

Legal and Regulatory Proceeding

Between March 2006 and February 2007, four lawsuits were filed in Nevada state courts, and one in federal district court in Nevada, by brokers, investors, and prospective purchasers associated with the formerly proposed condominium development on the real property adjacent to the hotel casino. Of the five lawsuits, one names the Company as a defendant, and four name subsidiaries of the Company as defendants. The plaintiffs in the suit brought by the prospective purchasers decided to dismiss their action (without prejudice) after the Company successfully compelled them to participate in an arbitration. The allegations in these five lawsuits are primarily, though not entirely, directed towards Mr. Morton and entities under his ownership or control, not the Company or its affiliates. Mr. Morton has agreed to indemnify the Company and its affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against the Company or its affiliates, under the terms set forth in the contract under which the Company purchased the hotel casino.

The Company is a defendant in various other lawsuits relating to routine matters incidental to the Company’s business.

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2007.

Indemnification

The JV Agreement provides that neither the Company’s members nor the affiliates, agents, officers, partners, employees, representatives, directors, members or shareholders of any member, affiliate or the Company (collectively, “Indemnitees”) will be liable to the Company or any of its members for any act or omission if: (a) the act or omission was in good faith, within the scope of such Indemnitee’s authority and in a manner it reasonably believed to be in the best interest of the Company, and (b) the conduct of such person did not constitute fraud, willful misconduct, gross negligence or a material breach of, or default under, the JV Agreement.

Subject to certain limitations, the Company will indemnify and hold harmless any Indemnitee to the greatest extent permitted by law against any liability or loss as a result of any claim or legal proceeding by any person relating to the performance or nonperformance of any act concerning the activities of the Company if: (a) the act or failure to act of such Indemnitee was in good faith, within the scope of such Indemnitee’s authority and in a manner it reasonably believed to be in the best interest of the Company, and (b) the conduct of such person did not constitute fraud, willful misconduct, gross negligence or a material breach of, or default under, the JV Agreement. The JV Agreement provides that the Company will, in the case of its members and their affiliates, and may, in the discretion of the members with respect to other Indemnitees advance such attorneys’ fees and other expenses prior to the final disposition of such claims or proceedings upon receipt by the Company of an undertaking by or on behalf of such Indemnitee to repay such amounts if it is determined that such Indemnitee is not entitled to be indemnified.

Any indemnification provided under the JV Agreement will be satisfied first out of assets of the Company as an expense of the Company. In the event the assets of the Company are insufficient to satisfy the Company’s indemnification obligations, the members will, for indemnification of the members or their affiliates, and may (in their sole discretion), for indemnification of other indemnitees, require the members to make further capital contributions to satisfy all or any portion of the indemnification obligations of the Company pursuant to the JV Agreement.

11.	EMPLOYEE BENEFIT PLANS

The Company pays discretionary cash incentive bonuses to eligible employees based upon individual and company-wide goals that are established by management and the board of directors of the Company on an annual basis.

The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed six months of continuous employment and 1,000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation. The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees. During the period from February 2, 2007 to December 31, 2007 the Company recorded approximately $568,000 for its portion of plan contributions, which are included in the accompanying statements of operations.

Directors, officers and employees of the Company and its subsidiaries are eligible to participate in the Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of Morgans, including restricted stock, and other equity-based awards, including membership units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The Company recognizes the expense and records a related-party payable when billed by Morgans.

In the period from February 2, 2007 to December 31, 2007, the Company recognized $0.2 million of stock-based compensation expense related to the above described restricted common stock, LTIP Units and options.

12.	JV AGREEMENT AND MEMBERSHIP INTERESTS

Classes of Membership Interests

The Company has two classes of membership interests: Class A Membership Interests and Class B Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by the Company’s members. Except as provided by law, the holders of Class B Membership Interests do not have any right to vote.

Initial Capital Contributions

On the Closing Date, pursuant to the Contribution Agreement, Morgans and Morgans LLC were deemed to have contributed to the Company one-third of the equity, or approximately $57.5 million, to fund a portion of the purchase price for the Acquisition by virtue of the application of the escrow deposits under the Acquisition Agreements to the purchase price for the Acquisition and by virtue of the credit given for the expenses Morgans LLC incurred in connection with the Acquisition. Affiliates of DLJMBP contributed to the Company two-thirds of the equity, or approximately $115 million, to fund the remaining amount of the equity contribution for the Acquisition. In consideration for these contributions, the Company issued Class A Membership Interests and Class B Membership Interests to the affiliates of DLJMBP, Morgans and Morgans LLC.

Additional Capital Contributions

The JV Agreement provides that DLJMB will request that the Company’s members make additional capital contributions to the Company to fund the expansion of the Hard Rock pursuant to a budget approved by the Company’s board of directors. In the event of such a request, each of the Company’s members will fund its pro rata portion of the capital contribution in accordance with its percentage interest. The JV Agreement provides that under certain circumstances a member may fund its portion of the expansion capital by posting (or causing an affiliate to post) a letter of credit in accordance with the terms of the CMBS facility. The Morgans Parties may elect not to participate in an expansion capital call, in which case, subject to the JV Agreement, the DLJMB Parties will fund the Morgans Parties’ share of the capital contribution, subject to a cap of $150 million on the DLJMB Parties’ aggregate capital contributions to the Company for the expansion project. The JV Agreement also provides that in certain cases DLJMB IV HRH may request that the Company’s members make necessary capital contributions contemplated by the operating plans and budgets approved by the Company’s board of directors, or in the event of an unexpected shortfall in capital.

Distribution of Cash Available for Distribution

To the extent not prohibited by the terms of any financing or applicable law, the Company’s board of directors may cause the Company to distribute cash available for distribution to its members. Under the JV Agreement, the DLJMB Parties receive a preferred return of capital in an amount based on a percentage of the fees paid by the Company to Morgans Management under the Management Agreement. Cash available for distribution is then distributed among the members pro rata in proportion to their percentage interests (as adjusted to disregard the effect of any prior adjustments to the percentage interests made as a result of the posting of letters of credit). If at such time the DLJMB Parties have received a return of all of their capital contributions, then the cash available for distribution will be distributed to the Morgans Parties until they have received a return of all of their capital contributions. Thereafter, all remaining amounts will be distributed between the Morgans Parties and the DLJMB Parties pro rata in proportion to their percentage interests as of the date of such distribution.

Restrictions on Transfer

The Company’s members generally are prohibited from transferring or encumbering the Company’s membership interests without the prior written consent of the Company’s Class A members. Transfers of interests by a Morgans Party or a DLJ Fund (described below) in any intermediate subsidiary that indirectly holds interests in the Company will be considered a transfer of such person’s indirect interest in the Company. The “DLJ Funds” include DLJMB Partners, DLJMB HRH Co-Investments, L.P., DLJ Offshore Partners IV, L.P., DLJ Merchant Banking Partners IV (Pacific), L.P. and MBP IV Plan Investors, L.P. and are all parties which indirectly hold interest in the Company. Exceptions to the transfer prohibition apply to (a) transfers to subsidiaries of a DLJ Fund or Morgans, (b) transfers of the equity interests of a Morgans Party or a DLJ Fund (including pursuant to a change in control of those entities), and (c) after the earlier of February 2, 2011 and the termination date of the Management Agreement, in accordance with the right of first offer in favor of the other members under the JV Agreement. If the DLJMB Parties propose to transfer more than 51% of the membership interests in the Company to a third party and the right of first offer is not exercised, the DLJMB Parties will be able to require the Morgans Parties to sell the same ratable share of their membership interests in the Company to the third party on the same terms and conditions. If the drag-along right is not exercised, then the Morgans Parties may exercise a tag-along right to sell their interests to the third-party transferee on the same terms and conditions as under the sale by the DLJMB Parties. Notwithstanding these exceptions, no transfer may be made unless certain general conditions are met, including that the transfer complies with applicable gaming regulations.

Events of Default

The following constitute events of default under the JV Agreement (subject in certain cases to applicable cure periods): (a) any transfer in violation of the JV Agreement, (b) a material breach of the JV Agreement or a related fee agreement entered into by the members, (c) a determination by the gaming authorities that one of the Company’s members is an unsuitable person, (d) the failure to make a required capital contribution, (e) a material breach under the contribution agreement Morgans and DLJMB IV HRH entered into with respect to their initial capital contributions, (f) the incapacity of a member, (g) the attachment, execution or other judicial seizure of substantial assets of member or its interest in the Company or (h) the perpetration of fraud or willful misconduct. Upon the occurrence of any event of default (and after the expiration of any applicable cure period) by a member, a non-affiliated member may (i) elect to dissolve the Company, (ii) purchase the entire interest of the defaulting member for 85.0% of the defaulting member’s “existing equity” in the Company (as defined in the JV Agreement), (iii) adjust the defaulting member’s capital account to equal such purchase price or (iv) revoke the defaulting member’s voting rights, right to participate in profits or distributions or right to receive information (subject to certain exceptions).

Distributions upon Liquidation

The Company may be dissolved upon certain events, including at the election of its members. In the event of a dissolution, the cash proceeds from the liquidation, after payment of the Company’s liabilities, will be distributed to its members in accordance with their respective positive capital account balances as calculated under the JV Agreement.

No Sinking Fund Provisions or Rights to Redemption or Conversion

Holders of Class A Membership Interests or Class B Membership Interests have no redemption rights or conversion rights and do not benefit from any sinking fund.

13.	SUBSEQUENT EVENTS

Deferral of CMBS Amortization Payment

Pursuant to the terms of our CMBS facility and certain waivers thereto, the Company was required to make an amortization payment or post a letter of credit to the lenders in an amount equal to $110.0 million on February 14, 2008. On February 14, 2008, the DLJMB Parties, posted a letter of credit in favor of the lenders in the amount of $110.0 million to postpone the amortization payment to August 2, 2008. In the event that the proceeds from any sales of the 15-acre parcel of excess land adjacent to the Hard Rock prior to August 2, 2008 are less than $40.0 million, the Company will be required to make an amortization payment to the lenders of $110.0 million on such date. If the proceeds received from any such prior sales of the excess land are greater than $40.0 million, then the Company will be required to make an amortization payment equal to $110.0 million less the amount of any proceeds received from such sales. The Company has entered into a letter of intent with respect to a proposed sale of a portion of the excess land and is working with the prospective purchaser to complete due diligence on the land and to prepare definitive documentation.

Gaming Operations

In January 2008, the Company reached an agreement to extend the Casino Sublease and also received approval for its gaming license. On January 24, 2008, the Company received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, and on March 1, 2008, the Company assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. See Note 10.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007(1)
Total revenues	$36,175	$53,366	$54,780	$42,132
Loss before income tax expense	(29,448)	(14,968)	(13,238)	(17,692)
Net loss	(29,448)	(14,968)	(13,238)	(13,893)

	Predecessor
	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Total revenues	$38,730	$51,325	$48,618	$43,295
(Loss) income before income tax expense	(5,051)	5,392	3,904	61
Net income (loss)	(3,171)	3,347	2,431	34

(1)	In order to present quarterly information for the quarter ended March 31, 2007, the Company has combined the Predecessor’s results for the period from January 1, 2007 to February 1, 2007 with the results of operations of the Company for the period from February 2, 2007 to March 31, 2007.