Form 10-Q
period 2008-03-31
Hard Rock Hotel Holdings, LLC
filed 2008-05-09
CIK 1418696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Securities Exchange Act of 1934.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates”, “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the section titled “Risk Factors” and in this report under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; changes in the competitive environment in our industry; downturns in economic and market conditions, particularly levels of spending in the hotel, resort and casino industry; changes in tastes of our customers; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; risks associated with limited experience of our management team in managing a public company; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in real property taxes; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; and risks related to natural disasters, such as earthquakes and hurricanes. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

References in this report to “Successor,” “Company,” “we,” “our,” or “us” refer to Hard Rock Hotel Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries. References in this report to “Predecessor” or “HRHI” refer to, our predecessor, Hard Rock Hotel, Inc., a Nevada corporation.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Hard Rock Hotel Holdings, LLC

Consolidated Balance Sheets

(in thousands)

	Mar 31, 2008	Dec 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,997	$14,157
Accounts receivable, net	11,517	8,475
Inventories	3,132	2,911
Prepaid expenses and other current assets	3,648	3,641
Asset held for sale	95,160	95,160
Related party receivable	593	562

Total current assets	130,047	124,906
Restricted cash	52,990	55,813
Property and equipment, net of accumulated depreciation and amortization	547,734	515,923
Goodwill	139,108	139,108
Other intangible assets, net	69,503	71,300
Deferred financing costs, net	31,894	35,501
Other assets, net	—	11

TOTAL ASSETS	$971,276	$942,562

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$5,636	$4,203
Construction related payables	11,225	—
Related party payables	1,788	542
Accrued expenses	14,105	12,040
Interest payable	3,605	4,572
Current portion of long-term debt	110,000	110,000

Total current liabilities	146,359	131,357

Deferred tax liability	15,266	15,266
Long Term Debt	708,336	683,452

Total long-term liabilities	723,602	698,718

Total liabilities	869,961	830,075

Commitments and Contingencies (see Note 5)
Members’ equity:
Paid-in capital	192,534	181,127
Accumulated other comprehensive loss	(28)	(26)
Accumulated deficit	(91,191)	(68,614)

Total members’ equity	101,315	112,487

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$971,276	$942,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hard Rock Hotel Holdings, LLC and Predecessor

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

(unaudited)

	Successor		Predecessor
	Quarter Ended Mar 31, 2008	Period From Feb 2, 2007 to Mar 31, 2007	Period From Jan 1, 2007 to Feb 2, 2007
Revenues:
Casino	$13,677	$9,723	$3,904
Lodging	10,157	7,330	3,438
Food and beverage	15,998	11,411	5,320
Retail	1,376	978	399
Other income	4,172	2,124	1,073

Gross revenues	45,380	31,566	14,134

Less: promotional allowances	(4,760)	(2,452)	(1,116)

Net revenues	40,620	29,114	13,018

Costs and expenses:
Casino	9,047	5,944	3,008
Lodging	2,285	1,640	896
Food and beverage	9,382	6,087	3,261
Retail	671	568	285
Other	3,526	1,818	913
Marketing	1,114	691	296
Management fee—related party	1,766	1,332	1,525
General and administrative	9,310	4,183	2,865
Merger costs	—	—	1,723
Depreciation and amortization	5,042	3,059	1,184
Loss on disposal of assets	5	2	—
Pre-opening	1,350	143	—
Acquisition and transition related costs	—	1,287	—

Total costs and expenses	43,498	26,754	15,956

Income (Loss) From Operations	(2,878)	2,360	(2,938)

Other income (expense):
Interest income	150	89	—
Interest expense, net of capitalized interest	19,850	18,720	1,516

Other expenses, net	19,700	18,631	1,516

Loss before income tax benefit	(22,578)	(13,239)	(4,454)
Income tax benefit	—	(2,278)	(1,521)

Net loss	(22,578)	(10,961)	(2,933)
Other comprehensive loss:
Unrealized (loss) on cash flow hedges, net of tax	(2)	—	—

Comprehensive loss	$(22,580)	$(10,961)	$(2,933)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hard Rock Hotel Holdings, LLC and Predecessor

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Successor		Predecessor
	Quarter Ended Mar 31, 2008	Period From Feb 2, 2007 to Mar 31, 2007	Period From Jan 1, 2007 to Feb 2, 2007
Cash flows from operating activities:
Net loss	$(22,578)	$(10,961)	$(2,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,245	2,067	1,184
Provision for losses on accounts receivable	(32)	49	74
Amortization of loan fees and costs	3,923	2,615	42
Amortization of intangibles	1,797	1,109	—
Change in value of interest rate caps included in net loss	9	(1,541)	—
Loss on sale of assets	5	2	—
Deferred income taxes	—	(2,277)	(1,521)
(Increase) decrease in assets:
Accounts receivable	(3,010)	(2,710)	2,625
Inventories	(221)	(216)	54
Prepaid expenses	(7)	(1,473)	246
Related party receivable	(31)	(395)	399
Increase (decrease) in liabilities:
Accounts payable	1,433	(1,598)	(283)
Related party payable	1,246	1,332	(193)
Accrued interest payable	(967)	4,424	(643)
Long-term deferred compensation	—	—	(59)
Other accrued liabilities	2,066	(984)	354

Net cash used in operating activities	(13,122)	(10,557)	(654)

Cash flow from investing activities:
Purchases of property and equipment	(35,061)	(1,480)	(154)
Purchase of the Hard Rock Hotel & Casino, net of cash acquired	—	(719,546)	—
Construction payables	11,225	—	—
Restricted cash	2,824	(76,514)	—
Other assets	—	54	13

Net cash used in investing activities	(21,012)	(797,486)	(141)

Cash flows from financing activities:
Net proceeds from borrowings	24,884	1,935	3,500
Proceeds from initial loan on purchase	—	760,000	—
Capital investment	11,407	113,949	—
Financing costs on debt	(316)	(46,959)	—

Net cash provided by financing activities	35,975	828,925	3,500

Net increase in cash and cash equivalents	1,841	20,882	2,705
Cash and cash equivalents, beginning of period	14,157	—	8,536

Cash and cash equivalents, end of period	$15,997	$20,882	$11,241

Supplemental cash flow information:
Cash paid during the period for interest	$16,587	$8,718	$2,112

Cash paid during the period for income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$—	$832,883	$—
Purchase price contributed by members	—	(58,178)	—
Cash paid	—	(730,521)	—

Liabilities assumed	$—	$44,184	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes To Unaudited Consolidated Financial Statements

1.	COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation and Nature of Business

Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI “ or the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Predecessor owned the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”).

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the quarter ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Prior to March 1, 2008, Golden HRC, LLC was the third-party operator of all gaming operations at the Hard Rock. The Company did not own any legal interest in Golden HRC, LLC. The Company determined that Golden HRC, LLC was a variable interest entity and that the Company was the primary beneficiary of the gaming operations because the Company was ultimately responsible for a majority of the operations’ losses and was entitled to a majority of the operations’ residual returns. Pursuant to FIN 46R, the Company consolidated the gaming operations in the Company’s financial statements. On March 1, 2008, the Company assumed the gaming operations at the Hard Rock as it had satisfied the conditions necessary to obtain its gaming license, and Golden HRC, LLC ceased to be the operator of gaming operations on such date.

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

	Quarter Ended March 31, 2008	Period From Feb 2, 2007 to Mar 31, 2007	Period From Jan 1, 2007 to Feb 2, 2007
Food and beverage	$1,532	$726	$399
Lodging	416	164	175
Other	227	92	30

Total costs allocated to casino operating costs	$2,175	$982	$604

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the quarter ended March 31, 2008, there were no cash incentives awarded.

Recently Issued And Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141 (“SFAS No. 141R”). SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred. The Company is currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008. Adoption is prospective and early adoption is not permitted.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the Statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 required enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and

(iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the impact that SFAS No. 161 will have on the Company’s financial statements.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Fair Value Measurements

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2008, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $204.

2.	INVENTORIES

Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Retail merchandise	$1,297	$1,334
Restaurants and bars	1,739	1,422
Other inventory and operating supplies	96	155

Total Inventories	$3,132	$2,911

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$364,810	$364,810
Buildings and improvements	109,216	107,727
Furniture, fixtures and equipment	26,590	26,416
Memorabilia	4,006	4,006

Subtotal	504,622	502,959
Less accumulated depreciation and amortization	(14,240)	(11,313)
Construction in process	57,351	24,277

Total property and equipment, net	$547,734	$515,923

Depreciation and amortization relating to property and equipment was $3.2 million for the quarter ended March 31, 2008.

4.	AGREEMENTS WITH RELATED PARTIES

Management Agreement

Engagement of Morgans Management. On February 2, 2007, the Company’s subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC, and Morgans Hotel Group Management LLC (“Morgans Management”), entered into a Property Management Agreement (the “Management Agreement”), pursuant to which the Company has engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities) and (ii) the asset manager of the 23-acre parcel adjacent to the Hard Rock (which parcel was also subject to a separate property management agreement with ConAm Management Corporation that terminated on October 31, 2007) and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between the Company’s subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).

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

Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues including casino rents and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA” (as defined in the Management Agreement) in excess of certain threshold amount, which increases for each subsequent calendar year. Following completion of the expansion and renovation of the Hard Rock, the amount of such annual incentive fee will be equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock Hotel (excluding its gaming facilities), the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion). The Company accrued or paid a base management fee of $1.3 million and $1.0 million to Morgans Management and accrued or reimbursed them for $0.5 million and $0.3 million of chain services expenses for the quarter ended March 31, 2008 and the period February 2, 2007 through March 31, 2007 respectively. The Predecessor paid Peter Morton and his affiliates a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year, plus additional reimbursable expenses. For the period ending February 2, 2007, the Predecessor paid $0.3 million in supervisory fees and $1.2 million in reimbursable expenses.

Joint Venture Agreement Consulting Fee

Under the Company’s Amended and Restated Limited Liability Company Agreement (the “JV Agreement”), subject to certain conditions, the Company is required to pay DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”) (or its designee) a consulting fee of $250,000 each quarter in advance. In the event the Company is not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by our board of directors), then the payment of such fee will be deferred until such time as it may be permitted under such agreement.

Technical Services Agreement

On February 2, 2007, two subsidiaries of the Company and Morgans Management entered into a Technical Services Agreement pursuant to which the Company has engaged Morgans Management to provide technical services for our expansion project prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarter ended March 31, 2008 and the period February 2, 2007 through March 31, 2007, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.2 million and $0.1 million respectively, under the Technical Services Agreement.

CMBS Facility

Prior to November 2007, Column Financial, Inc. (“Column”) was the administrative agent under the Company’s commercial mortgage-backed securities loan facility (the “CMBS facility”). Column is an indirect subsidiary of Credit Suisse, which is an affiliate of DLJ Merchant Banking, Inc. (“DLJMB”). In connection with Morgans’ and DLJMB’s acquisition of the Hard Rock and related assets through the Company, Morgans paid Column commitment fees in an aggregate amount equal to $11.6 million, which were deemed to be an equity contribution by Morgans to the Company at the closing of the acquisition. At the closing of the acquisition, the Company paid Column an origination fee equal to $30.6 million. Subsequently, on November 6, 2007, the Company paid Column an additional origination fee equal to $0.8 million for the $35 million increase in the maximum amount of the CMBS facility that occurred in connection with the refinancing of the CMBS facility on such date. In November 2007, Column ceased to be the administrative agent under the CMBS facility and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the facility. For the quarter ended March 31, 2008, TriMont Real Estate Advisors, Inc. was paid $50,000 for the administrative agents fee. For the quarter ended March 31, 2007, Column. was paid $50,000 for the administrative agents fee.

5.	COMMITMENTS AND CONTINGENCIES

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

During the term of the Casino Sublease, as compensation for the general management services of Golden Gaming, Inc., the Casino Operator withheld, as an expense, from the revenue arising from gaming operations at the Hard Rock, a sum in the amount of $275,000 per month, which sum was paid to Golden Gaming, Inc. or its designee for general management services provided to the Casino Operator. An additional fee of $225,000 was paid to Golden Gaming, Inc. or its designee for extending the general management services provided to the Casino Operator through February 29, 2008. The Casino Operator withheld and paid to Golden Gaming, Inc. $0.8 million for general management services that the Casino Operator received from Golden Gaming, Inc. during the quarter ended March 31, 2008 and $0.5 million during the quarter ended March 31, 2007.

Cafe Lease

The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (i) minimum ground rent in an amount equal to $15,000 per month and (ii) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. The current term of the lease expires on June 30, 2010. Under the lease, the operator has two five-year options to extend the lease, so long as it is not in default at the time of the extension.

Employment Agreement

Under Mr. Kwasniewski’s offer letter, if Morgans Management terminates his employment without cause (as defined in his offer letter) prior to October 9, 2008, he will be entitled to receive the lesser of 18-months base salary or one month’s salary for every month remaining until October 9, 2009. If Morgans Management terminates his employment without cause on or after October 9, 2008, he will be entitled to receive one year’s base salary. If Morgans Management terminates his employment without cause, he also will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000.

Construction Commitments

Hard Rock Expansion Project. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations are scheduled to be completed by the end of the third quarter 2008. We expect the expansion to be complete by late 2009. The project is being funded from the Company’s existing debt funding under our CMBS facility and, if necessary, capital contributions from our owners.

On February 22, 2008, the Company entered into a Construction Management and General Contractor’s Agreement (the “Contract”) with M.J. Dean Corporation Inc. (“MJ Dean”). The Contract sets forth the terms and conditions pursuant to which MJ Dean will construct the expansion project. The Contract provides that the project will be broken into multiple phases and that the parties will negotiate multiple guaranteed maximum price work authorizations for each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a phase, the Company may, at its option, (a) require MJ Dean to construct the subject phase on a cost-plus basis, (b) agree to alternative arrangements with MJ Dean or (c) terminate the Contract. However, should the Company elect to terminate the Contract prior to having executed work authorizations totaling $100.0 million, it will be required to pay MJ Dean an early termination fee of $5.0 million. As of March 31, 2008, no work authorizations had been entered into under the Contract.

In addition to the Contract, the Company has entered into other construction commitments relating to the development and construction of the expansion project and related capital improvements. Through March 31, 2008, the Company incurred approximately $35.1 million of project costs under such commitments.

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

Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2008.

Indemnification

The JV Agreement provides that neither the Company’s members nor the affiliates, agents, officers, partners, employees, representatives, directors, members or shareholders of any member, affiliate or the Company (collectively, “Indemnitees”) will be liable to the Company or any of its members for any act or omission if: (i) the act or omission was in good faith, within the scope of such Indemnitee’s authority and in a manner it reasonably believed to be in the best interest of the Company, and (ii) the conduct of such person did not constitute fraud, willful misconduct, gross negligence or a material breach of, or default under, the JV Agreement.

Subject to certain limitations, the Company will indemnify and hold harmless any Indemnitee to the greatest extent permitted by law against any liability or loss as a result of any claim or legal proceeding by any person relating to the performance or nonperformance of any act concerning the activities of the Company if: (i) the act or failure to act of such Indemnitee was in good faith, within the scope of such Indemnitee’s authority and in a manner it reasonably believed to be in the best interest of the Company, and (ii) the conduct of such person did not constitute fraud, willful misconduct, gross negligence or a material breach of, or default under, the JV Agreement. The JV Agreement provides that the Company will, in the case of its members and their affiliates, and may, in the discretion of the members with respect to other Indemnitees advance such attorneys’ fees and other expenses prior to the final disposition of such claims or proceedings upon receipt by the Company of an undertaking by or on behalf of such Indemnitee to repay such amounts if it is determined that such Indemnitee is not entitled to be indemnified.

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

6.	CAPITAL CONTRIBUTIONS BY MEMBERS

As of March 31, 2008, DLJMB had contributed $131.0 million in cash and $33.7 million in letters of credit (excluding a $110 million letter of credit posted on February 14, 2008 to satisfy obligations under the CMBS facility) and Morgans had contributed $61.5 million in cash and $11.1 million in letters of credit. Morgans has announced that it does not currently anticipate funding its pro rata share of any future capital contributions to the Company.

7.	SUBSEQUENT EVENTS

On April 25, 2008, the Company and the lenders under its CMBS facility agreed to amend the CMBS facility to extend the construction loan qualification date thereunder from May 1, 2008 to June 1, 2008. The amendment provides the Company additional time to satisfy the conditions to construction loan qualification, and extends any associated prepayment obligations resulting from failure to qualify for the construction loan by one month. The Company believes that it will qualify for the construction loan by June 1, 2008 and intends to draw on the construction loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Forward Looking Statements” and elsewhere in this report and in “Risk Factors” in our Annual Report on Form 10-K.

Overview

We own and operate the Hard Rock Hotel and Casino in Las Vegas, which we believe is a premier destination entertainment resort with a rock music theme. The Hard Rock consists of, among other amenities, an eleven-story hotel tower with 646 stylishly furnished hotel rooms, an approximately 30,000 square-foot uniquely styled circular casino, a retail store, jewelry store, a lingerie store, a nightclub, a banquet facility, a concert hall, a beach club, quality restaurants, cocktail lounges and a spa. We believe that we have successfully differentiated the resort in the Las Vegas market by targeting a predominantly youthful and “hip” customer base, which consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry.

For the quarter ended March 31, 2008, Hard Rock’s gross revenues were derived 30% from gaming operations, 36% from food and beverage, 22% from lodging and 12% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations are scheduled to be completed by the end of the third quarter 2008. We expect the expansion to be complete by late 2009. We currently have budgeted approximately $750 million to complete the expansion project. Because of the substantial costs we expect to incur during the expansion project, our financial condition, results of operations and liquidity for periods during the project are not expected to be comparable to our financial condition, results of operations and liquidity for periods before or after completion of the project.

We completed the acquisition of the Hard Rock and related assets on February 2, 2007. The following discussion and analysis covers periods both prior and subsequent to the acquisition. Our Predecessor’s historical consolidated financial statements included herein for the period from January 1, 2007 to February 2, 2007 represent the financial condition, results of operations and liquidity of the Predecessor prior to the closing of the acquisition. Our historical consolidated financial statements included herein for the period following the closing of the acquisition represent our financial condition, results of operation and liquidity after the closing of the acquisition. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after February 2, 2007 may not be comparable to the information prior to that date. For comparative purposes, below we have included a comparison of our results of operations for the quarter ended March 31, 2008 to our and our Predecessor’s combined results of operations for the quarter ended March 31, 2007. While the Company believes that a comparison of the results of operations for these two periods provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the acquisition and the financing for the acquisition have had on the amount of interest expense and depreciation and amortization we incur following the closing.

Prior to the time we satisfied all conditions to the necessary gaming approvals, we were prohibited from receiving any revenues of the casino at the Hard Rock. As such, we leased our casino to a licensed third party, Golden HRC, LLC (the “Casino Operator”), pursuant to a definitive lease agreement entered into by HRHI and the Casino Operator on November 6, 2006 with a term beginning on February 2, 2007 (the “Casino Sublease”). Under the Casino Sublease, the Casino Operator conducted the gaming operations at the casino. The Casino Sublease provided for base rent equal to $1.725 million per month. In addition to the base rent, the Casino Operator was required to pay for certain rent-related costs. According to the Casino Sublease, the Casino Operator would withhold, as an expense, from the revenue arising from operations at the casino, a sum in the amount of $275,000 per month. On January 24, 2008, we received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, which became effective on February 14, 2008. On March 1, 2008, we assumed the gaming operations at the Hard Rock and terminated the Casino Sublease.

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

As is customary for companies in the gaming industry, we present average occupancy rate and average daily rate for the Hard Rock including rooms provided on a complimentary basis. Operators of hotels in the non-gaming lodging industry generally do not follow this practice, and instead present average occupancy rate and average daily rate net of rooms provided on a complimentary basis. We calculate (i) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (ii) average occupancy rate by dividing total rooms occupied by total number of rooms available. We account for lodging revenue on a daily basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduce average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue we would otherwise receive. We do not separately account for the number of occupied rooms that are provided on a complimentary basis, and obtaining such information would require unreasonable effort and expense within the meaning of Rule 12b-21 under the Exchange Act.

The following are key gaming industry specific measurements we use to evaluate casino revenues: “Table game drop,” “slot machine handle” and “race and sports book write” are used to identify the amount wagered by patrons for a casino table game, slot machine or racing events and sports games, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage,” “slot machine hold percentage” and “race and sports book hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons. Based on historical experience, in the normal course of business we expect table games hold percentage for any period to be within the range of 12% to 16%, slot machine hold percentage for any period to be within the range of 4% to 7% and race and sports book hold percentage to be within the range of 4% to 9%.

Results of Operations

The following table presents our consolidated operating results for the quarter ended March 31, 2008 and March 31, 2007, and the change in these results between the two periods.

	Quarter Ended Mar 31, 2008	Quarter Ended Mar 31, 2007	Change ($)	Change (%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$13,677	$13,627	$50	0.4%
Lodging	10,157	10,768	(611)	-5.7%
Food and beverage	15,998	16,731	(733)	-4.4%
Retail	1,376	1,377	(1)	-0.1%
Other	4,172	3,197	975	30.5%
Less: promotional allowances	(4,760)	(3,568)	(1,192)	33.4%

Net revenues	40,620	42,132	(1,512)	-3.6%

COSTS AND EXPENSES:
Casino	9,047	8,952	(95)	-1.1%
Lodging	2,285	2,536	251	9.9%
Food and beverage	9,382	9,348	(34)	-0.4%
Retail	671	853	182	21.3%
Other	3,526	2,731	(795)	-29.1%
Marketing	1,114	987	(127)	-12.9%
Management fee—related party	1,766	2,857	1,091	38.2%
General and administrative	9,310	7,048	(2,262)	-32.1%
Merger costs	—	1,723	1,723	100.0%
Depreciation and amortization	5,042	4,243	(799)	-18.8%
Loss on disposal of assets	5	2	(3)	-150.0%
Pre-opening	1,350	143	(1,207)	-844.1%
Acquisition and transition related costs	—	1,287	1,287	100.0%

Total costs and expenses	43,498	42,710	(788)	-1.8%

(LOSS) FROM OPERATIONS	(2,878)	(578)	(2,300)	-397.9%
Interest income	150	89	61	68.5%
Interest expense, net of capitalized interest	19,850	17,204	(2,646)	-15.4%

(Loss) before income tax benefit	(22,578)	(17,693)	(4,885)	27.6%
Income tax (benefit)	—	(3,799)	(3,799)	100.0%

Net (loss)	(22,578)	(13,894)	(8,684)	62.5%
Other Comprehensive Loss:
Unrealized loss on interest rate swap, net of tax	(2)	—	(2)	0.0%

Comprehensive (loss)	$(22,580)	$(13,894)	$(8,686)	62.5%

Results of Operations for the Quarter Ended March 31, 2008 Compared to the Results of Operations for the Quarter Ended March 31, 2007

Net Revenues. Net revenues decreased 3.6% for the quarter ended March 31, 2008 to $40.6 million compared to $42.1 million for the quarter ended March 31, 2007. The $1.5 million decrease in net revenues was primarily attributable to a $0.6 million or 5.7% decrease in lodging revenue, a $0.7 million or 4.4% decrease in food and beverage revenue and a $1.2 million or 33.4% increase in promotional allowances related to items furnished to customers on a complimentary basis. These decreases in revenue were partially offset by a $1.0 million or 30.5% increase in other revenues, while casino revenue and retail revenues remained flat year over year.

Casino Revenues. Although casino revenues were flat year over year, there was a $0.2 million or 5.9% decrease in slot revenue and a $0.2 million or 54.2% increase in race and sports revenue with table games revenues remaining flat. Although table games revenues were flat quarter over quarter, there was an increase in table games hold percentage and a decrease in table games drop. Management believes that table games drop declined because of a decrease in “hosted play” (i.e., players attracted to the Hard Rock’s casino by our casino hosts). Table games hold percentage increased 210 basis points to 14.9% from 12.8%, which was within the expected range of 12% to 16%. Table games drop decreased $9.2 million or 13% to $61.3 million from $70.5 million. The average number of table games in operations was reduced from 86 tables in 2007 to 83 tables in 2008. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,205 from $1,164, an increase of $41 or 3.5%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended March 31, 2008 was 17.5% compared to 14.5% for the quarter ended March 31, 2007. Slot machine revenues decreased $0.5 million from $4.8 million to $4.3 million. Slot machine handle decreased $9.2 million from $88.1 million to $78.9 million. However, slot machine hold percentage remained flat. Management believes that relocating the high limit slot room and reducing the number of machines on the casino floor, as a result of our expansion, decreased slot machine handle for the quarter ended March 31, 2008. Slot machine hold percentage remained flat at 5.4%, which was within the expected range of 4% to 7%. The average number of slot machines in operation decreased to 502 from 555, a decrease of 53 machines or 9.6%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day of $93.94 from $95.83, a decrease of $1.89 or 2.0%. Race and sports book revenue increased $0.2 million due to a decrease in race and sports book write and an increase in hold percentage. The race and sports book write decreased $0.2 million to $7.3 million in the quarter ended March 31, 2008 from $7.4 million in the quarter ended March 31, 2007. Race and sports book hold percentage increased 3.0 percentage points to 8.9% from 5.9%, which was within the expected range of 4% to 9%.

Lodging Revenues. The $0.6 million decrease in lodging revenues to $10.2 million was primarily due to a decrease in average daily rate to $184 from $197, which management believes resulted from poor economic conditions and a general softening of rates within the Las Vegas market. Hotel occupancy decreased slightly to 94.0% from 94.1% between periods.

Food and Beverage Revenues. The $0.7 million decrease in food and beverage revenues was due primarily to a $0.6 million decrease in Las Vegas Lounge, due to closing the outlet in order to make room for Wasted Space, a $0.2 million decrease in Pink Taco, a $0.2 million decrease in Beach Club and a $0.4 million decrease in Mr Lucky’s, AJ’s Steakhouse, Banquets, Starbucks, Center Bar and Sports Deluxe Bar, which was closed to accommodate our high-limit slot machine room that had to be moved to make room for Wasted Space. These decreases were partially offset by a $0.4 million increase in Ago versus Simon Kitchen and Bar in 2007, a $0.3 million increase in Body English, due to opening an additional day each Wednesday, Room Service and the Joint Bar. Management believes that the closure of existing outlets to accommodate the expansion and future outlets, such as Wasted Space has had a negative impact on patron visitation of its food and beverage outlets.

Retail Revenues. We believe the flat retail revenues quarter over quarter was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

Other Revenues. Other revenue increased approximately $1.0 million due to a $1.0 million increase in entertainment revenue. Management believes the entertainment revenue increased due to additional patron volume attracted to the Hard Rock by its concert and other entertainment events. The Hard Rock hosted twelve entertainment events in the first quarter of 2007 and nineteen in the first quarter of 2008.

Promotional Allowances. Promotional allowances increased $1.2 million or 33.4% over the prior period for the quarter ended March 31, 2008. Promotional allowances increased as a percentage of total revenues to 10.5% from 7.8% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by Casino Marketing.

Casino Expenses. Casino expenses increased $0.1 million or 1.1% to $9.0 million from $8.9 million. The increase was primarily due to a $0.2 million increase in payroll and related expenses, $0.1 million increase in promotional events and activities, which was partially offset by a $0.1 million decrease in bad debt expense, a $0.1 million decrease in customer discounts and other miscellaneous operating supplies. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.

Lodging Expenses. Lodging costs and expenses decreased 9.9% or $0.3 million to $2.3 million for the quarter ended March 31, 2008. Lodging expenses in relation to lodging revenues decreased to 22.5% from 23.6% in the prior period due primarily to approximately $0.1 million related to a decrease in labor and related expenses, $0.1 million decrease in credit card fees and a $0.1 million decrease in other miscellaneous operating supplies.

Food and Beverage Costs And Expenses. Food and beverage costs and expenses increased slightly by 0.4% or $34 thousand over the prior period for the quarter ended March 31, 2008. Food and beverage costs and expenses in relation to food and beverage revenues increased to 58.6% from 55.9% in the prior year due primarily to decreases in food and beverage revenues of 4.4% to $16.0 million from $16.7 million. Management believes these revenue decreases were primarily derived from the closing of outlets to accommodate our expansion plans. Payroll and related expenses are flat to the prior year at $5.3 million for the period ending March 31, 2008 and 2007 respectively. Professional services for Disc Jockeys and special events are up 50.0% from the prior year to $0.9 million from $0.6 million, this increase was partially offset by a decrease of $0.6 million in other operating supplies.

Retail Costs and Expenses. Retail costs and expenses decreased 21.3% or $0.2 million from the prior period for the quarter ended March 31, 2008. Retail costs and expenses in relation to retail revenues decreased to 48.8% from 61.9% in the prior period due to improved controls and a more focused buying effort.

Other Costs and Expenses. Other costs and expenses increased 29.1% or $0.8 million over the prior period for the quarter ended March 31, 2008. Other costs and expenses in relation to other income decreased to 84.5% from 85.4%. Concert and event costs were up $0.8 million over the prior period for the quarter ended March 31, 2008, as a result of hosting seven more concerts and events.

Marketing, General and Administrative. Marketing, general and administrative expenses increased 32.1% or $2.4 million over the prior period for the quarter ended March 31, 2008. Marketing, general and administrative expenses in relation to gross revenues increased to 23.0% from 17.6%. The $2.4 million increase in these expenses was primarily due to a $1.9 million increase in legal and professional services to acquire our gaming license, a $1.1 million increase in legal and professional services associated with our Form 10 registration and ongoing public filing requirements, a $0.9 million increase in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs. These costs were slightly offset by a $0.7 million refund in use taxes related to meals served in our employee dining room, a decrease of $0.4 million in the early retirement of debt, which the Predecessor paid in January, 2007 and a $0.4 million decrease in other miscellaneous expenses.

Management Fee—Related Party. Management fee—related party expenses decreased $1.1 million or 38.2% to $1.8 million from $2.9 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues including casino rents and all other income. In contrast, the Predecessor paid Mr. Morton and his affiliates a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentary for each year, plus additional reimbursable expenses.

Merger Costs. The Predecessor expensed $1.7 million for the quarter ended March 31, 2007 related to the acquisition of the Hard Rock. The amount expensed for the quarter ended March 31, 2007 consisted of $1.1 million for bonuses to executives, $0.5 million for stay bonuses and related taxes, and $0.1 million in fees for legal advisors.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.8 million to $5.0 million for the quarter ended March 31, 2008 from $4.2 million for the quarter ended March 31, 2007. The increase in depreciation is based upon the estimated fair value of the assets acquired in the acquisition of the Hard Rock.

Interest Expense. Interest expense increased $2.6 million to $19.9 million from $17.2 million, an increase of 15.4%. This increase reflects the interest expense resulting from the incurrence and retirement of debt related to the acquisition of the Hard Rock and the increase in deferred financing amortization in connection with the acquisition. The deferred financing amortization occurs over the 36-month life of the loans at approximately $1.3 million per month. The Company incurred approximately $58.3 million of new debt under the CMBS facility during the quarter ended March 31, 2008. Payments of the new debt under the CMBS facility are based upon LIBOR plus a spread of 4.25%.

Loss on Disposal of Assets. During the quarter ended March 31, 2008, the Company recorded $5.0 thousand loss on the disposal of assets, which was related to the retirement of computer equipment. During the quarter ended March 31, 2007, the Company recorded a $2.0 thousand loss on the disposal of assets, which was related to the disposal of two vehicles.

Pre-opening Expenses. Pre-opening expenses increased $1.2 million to $1.4 million for the quarter ended March 31, 2008 from $0.1 million for the quarter ended March 31, 2007. The increase is primarily related to $0.9 million on the opening of Ago and $0.3 million toward the opening of Wasted Space, estimated to open in June 2008.

Acquisition and Transition Related Costs. The Company expensed $1.3 million in acquisition and transition related costs in connection with the acquisition of the Hard Rock during the quarter ended March 31, 2007, which consisted of $0.7 million in payroll and related expenses, $0.2 million in celebrity acquisition costs, $0.2 million in fees to gaming related professional advisors and $0.2 million in legal fees and other expenses.

Income Taxes. The Company reported no income tax benefit for the quarter ended March 31, 2008 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under SFAS 109 and as further discussed below. As a result of the purchase allocation on February 1, 2007, the Company had net deferred tax liabilities of assets of $17.5 million, which was $2.3 million in excess of deferred tax liabilities on indefinite life intangible assets. Subsequent to the Closing Date and as of March 31, 2008, deferred tax liabilities of $11.7 million were utilized against deferred tax assets recognized as a result of post acquisition net operating losses. In addition, subsequent to the Closing Date, the Company established a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.

Other Comprehensive Loss. For the quarter ended March 31, 2008, the total fair value of derivative instruments that qualify for hedge accounting changed by $2.0 thousand and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities.

Net (Loss) Income. Net loss was $22.6 million compared to a net loss of $13.9 million during the prior quarter period. The decrease in net income was due to the factors described above.

Liquidity

As of March 31, 2008, we had approximately $18.4 million in available cash and cash equivalents. As of March 31, 2008, our total long-term debt, including the current portion, was approximately $818.3 million and our total member’s equity was approximately $101.3 million, yielding a debt-to-equity ratio of approximately 8.1 to 1. The Company has both short-term and long-term liquidity requirements as described in more detail below.

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

We expect our short-term liquidity requirements for 2008 to include (a) an amortization payment of up to $110.0 million under our CMBS facility, (b) expenditures of $225 million (of the total budgeted amount of $750 million) for the expansion and renovation of the Hard Rock and (c) additional expenses of 3% of the Hard Rock’s gross revenues for replacements and refurbishments at the Hard Rock. We have signed construction commitments for an aggregate of approximately $453.5 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008. For a further description of these payments, see “—Anticipated Capital Expenditures and Liquidity Requirements,” “—Capital Expenditures, Interest Expense and Reserve Funds” and “—Contractual Obligations and Commitments.”

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

Anticipated Capital Expenditures and Liquidity Requirements

In March 2007, we announced a large-scale expansion and renovation project at the Hard Rock. Renovations to the property began in the fourth quarter of 2007, including upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas will be renovated. These renovations are scheduled to be completed by the end of the third quarter 2008 and the remainder of the expansion to be complete by late 2009.

Under the terms of our joint venture agreement, DLJMB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P. and DLJMB VoteCo (collectively, the “DLJMB Parties”) agreed to fund 100% of the equity capital required to expand the property, up to a total of an additional $150.0 million. Morgans Hotel Group Co. and Morgans Group, LLC (collectively, the “Morgans Parties”) have the option, but are not required, to fund their pro rata share of the expansion project. For the quarter ended March 31, 2008, the DLJMB Parties and the Morgans Parties had funded through the issuances of letters of credit or contributions of cash to the Company approximately $16.6 million (excluding the $110.0 million letter of credit discussed below) and approximately $2.5 million, respectively. Morgans has announced that it does not currently anticipate funding its pro rata share of any future capital contributions to the Company.

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

Under the terms of our CMBS facility, as amended on April 25, 2008, we are required to qualify to draw upon the construction loans thereunder by June 1, 2008. The Company believes that it will qualify for the construction loan by this deadline and intends to draw on the construction loan. However, if we do not qualify for the construction loan by the deadline, we will be required to make a $50 million prepayment on June 1, 2008 and another $75 million prepayment on August 1, 2008. In lieu of making the $50 million prepayment, we (or our members) may post a letter of credit for the benefit of the lenders with a face amount equal to the amount of the prepayment. If we become required to make the prepayments, we also will be required to repay all amounts previously drawn under the construction loan (i.e. preconstruction loan advances) and restore our property to the condition it was in prior to commencement of construction work.

Cash Flows for the Quarter Ended March 31, 2008 Compared to Cash Flows for the Quarter Ended March 31, 2007

Operating Activities. Net cash used by operating activities was $13.1 million for the quarter ended March 31, 2008, compared to $11.2 million for the quarter ended March 31, 2007. The increased use was primarily from an increase in debt and corresponding interest expense on the increased debt.

Investing Activities. Net cash used in investing activities amounted to $21.0 million for the quarter ended March 31, 2008, compared to $797.6 million for the quarter ended March 31, 2007. The cash used in investing activities primarily relates to the construction expenses of the ongoing expansion of the facility and the change in restricted reserve accounts under the CMBS facility, as compared to the purchase of the facility in the prior year.

Financing Activities. Net cash provided by financing activities amounted to $36.0 million for the quarter ended March 31, 2008, compared to $832.4 million for the quarter ended March 31, 2007. The cash provided by financing activities for the quarter ended March 31, 2008, represents an additional $24.9 million of borrowings under the CMBS facility, offset by $0.3 million in loan financing costs and $11.4 million of additional cash equity contributions in comparison to the initial loan to purchase the enterprise.

Capital Expenditures, Interest Expense and Reserve Funds

We are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to our CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement under the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds to be set aside in restricted cash. As of March 31, 2008, an aggregate of $27.2 million and $1.4 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively.

In addition, we are also obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. The CMBS lenders will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under the CMBS facility. As of March 31, 2008, $9.7 million was available in restricted cash reserves in the interest reserve fund.

Pursuant to the CMBS facility, the unfunded portion of the construction loan as of February 2, 2009 may be advanced and deposited with the lenders in an account which shall be referred to as the “Construction Loan Reserve Account.” Additionally, portions of the construction loan may be advanced as quarterly deficiency advances from time to time, which quarterly deficiency advances shall be deposited with the lenders in the Construction Loan Reserve Account. Additionally, on November 9, 2007, the construction funds under the third mezzanine loan under the CMBS facility were deposited with lender in the Construction Loan Reserve Account. The funds in the Construction Loan Reserve Account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the Construction Loan Reserve Account in lieu thereof, to the extent funds are available. As of March 31, 2008, $13.2 million was available in restricted cash reserves in the Construction Loan Reserve Account.

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

We currently have five interest rate caps with an aggregate notional amount of $885.0 million and a LIBOR cap of 5.50% which expire February 9, 2009. We determined that two of the caps did not qualify for hedge accounting. Three of the caps were designated as cash flow hedges.

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

Contractual Obligations and Commitments

Hard Rock Expansion Project. On February 22, 2008, the Company entered into a Construction Management and General Contractor’s Agreement (the “Contract”) with M.J. Dean Corporation Inc. (“MJ Dean”). The Contract sets forth the terms and conditions pursuant to which MJ Dean will construct the expansion project. The Contract provides that the project will be broken into multiple phases and that the parties will negotiate multiple guaranteed maximum price work authorizations for each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a phase, the Company may, at its option, (a) require MJ Dean to construct the subject phase on a cost-plus basis, (b) agree to alternative arrangements with MJ Dean or (c) terminate the Contract. However, should the Company elect to terminate the Contract prior to having executing work authorizations totaling $100.0 million, it will be required to pay MJ Dean an early termination fee of $5.0 million. As of March 31, 2008, no work authorizations had been entered into under the Contract.

In addition to the Contract, the Company has entered into other construction commitments relating to the development and construction of the expansion project and related capital improvements. Through March 31, 2008, the Company incurred approximately $35.1 million of project costs under such commitments.

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

Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

We have a significant investment in goodwill, intangible assets and other long-lived assets. We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of SFAS No. 142 related to goodwill and other intangible assets and of SFAS No. 144, Accounting for the Impairment or Disposal of Long-

Lived Assets, related to possible impairment of or disposal of long-lived assets. For goodwill and indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.

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

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31, 2008, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.

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

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2008, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $204.

Consolidation Policy

We evaluate our variable interests in accordance with FIN 46R, to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Until March 1, 2008, the gaming operations at our casino were operated by the Casino Operator, a third party lessee, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. In connection with the acquisition of the Hard Rock, we determined that the Casino Operator was a variable interest entity. Upon termination of the Casino Sublease on February 29, 2008, the Casino Operator relinquished all of the gaming assets to us and, in return, we must forgave any remaining balance on the Gaming Asset Note. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator provided us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator established a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as become due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. Upon termination of the Casino Sublease, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements.

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

We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earning and losses. Management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended March 31, 2008, we established a valuation allowance equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to indefinite life intangible assets).

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

Recently Issued and Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. (“SFAS No. 141R”). SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred. The Company is currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008. Adoption is prospective and early adoption is not permitted.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the Statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 required enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our CMBS facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2008, our total outstanding debt, including the current portion, was approximately $818.3 million, all of which was variable rate debt. The Company has entered into hedge agreements which cap LIBOR at 5.50% through February 9, 2009. At March 31, 2008, the LIBOR rate was 2.7% thereby making our cap out of the money. Subject to the cap, as of March 31, 2008, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.2 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.2 million.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material developments in any of the cases disclosed in our Annual Report on Form 10-K in the quarter ended March 31, 2008 or any new material litigation during that time.

Item 1A.	Risk Factors.

We believe the economic drivers that impact underlying destination resort fundamentals, such as growth in GDP, business investment and employment, are likely to weaken in 2008. The expected decline in these drivers could likely significantly negatively impact revenues in future periods. While demand growth could moderate as a result of slowing economic drivers, projections for new supply in the Las Vegas market suggest that supply growth will also continue to be negatively impacted.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On February 22, 2008, the Company entered into a Construction Management and General Contractor’s Agreement (the “Contract”) with M.J. Dean Corporation Inc. (“MJ Dean”). The Contract sets forth the terms and conditions pursuant to which MJ Dean will construct the expansion project. The Contract provides that the project will be broken into multiple phases and that the parties will negotiate multiple guaranteed maximum price work authorizations for each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a phase, the Company may, at its option, (a) require MJ Dean to construct the subject phase on a cost-plus basis, (b) agree to alternative arrangements with MJ Dean or (c) terminate the Contract. However, should the Company elect to terminate the Contract prior to having executing work authorizations totaling $100.0 million, it will be required to pay MJ Dean an early termination fee of $5.0 million. As of March 31, 2008, no work authorizations had been entered into under the Contract.

Item 6.	Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1*	Construction Management and General Contractor’s Agreement, dated as of February 22, 2008, by and between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor

10.2*	First Amendment to Construction Management and General Contractor’s Agreement, dated as of March 11, 2008, by and between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor

31.1*	Certification of Hard Rock Hotel, Inc’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Hard Rock Hotel, Inc’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Hard Rock Hotel, Inc’s President and Chief Operating Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2*	Certification of Hard Rock Hotel, Inc’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARD ROCK HOTEL HOLDINGS, LLC

May 9, 2008	By:	/s/ FRED J. KLEISNER
	Name:	Fred J. Kleisner
	Title:	President

May 9, 2008	By:	/s/ RICHARD SZYMANSKI
	Name:	Richard Szymanski
	Title:	Vice President, Secretary and Treasurer