Form 10-Q
period 2008-06-30
Hard Rock Hotel Holdings, LLC
filed 2008-08-08
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52992

Hard Rock Hotel Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware	16-1782658
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

4455 Paradise Road, Las Vegas, NV	89169
(Address of principal executive office)	(Zip Code)
(702) 693-5000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

i

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Hard Rock Hotel Holdings, LLC
Consolidated Balance Sheets
(in thousands)

	June 30, 2008	Dec 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,638	$14,157
Accounts receivable, net	13,206	8,475
Inventories	3,266	2,911
Prepaid expenses and other current assets	3,659	3,641
Asset held for sale	95,160	95,160
Related party receivable	575	562

Total current assets	133,504	124,906
Restricted cash	55,834	55,813
Property and equipment, net of accumulated depreciation and amortization	606,604	515,923
Goodwill	139,108	139,108
Other intangible assets, net	67,640	71,300
Deferred financing costs, net	29,779	35,501
Interest rate caps	16,244	11

TOTAL ASSETS	$1,048,713	$942,562

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,818	$4,203
Construction related payables	26,199	—
Related party payables	584	542
Accrued expenses	10,487	12,040
Interest payable	3,491	4,572
Current portion of long-term debt	110,000	110,000

Total current liabilities	154,579	131,357

Deferred tax liability	15,266	15,266
Long Term Debt	760,970	683,452

Total long-term liabilities	776,236	698,718

Total liabilities	930,815	830,075

Commitments and Contingencies (see Note 5)
Members’ equity:
Paid-in capital	224,719	181,127
Accumulated other comprehensive loss	(2,872)	(26)
Accumulated deficit	(103,949)	(68,614)

Total members’ equity	117,898	112,487

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,048,713	$942,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hard Rock Hotel Holdings, LLC and Predecessor
Consolidated Statements of Operations and Comprehensive Loss
(in thousands)
(unaudited)

	Successor				Predecessor
				Period From	Period From
	Quarter	Quarter	Six Months	Feb 2, 2007	Jan 1, 2007
	Ended	Ended	Ended	to	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	Feb 1, 2007
Revenues:
Casino	$14,621	$16,057	$28,299	$25,780	$3,904
Lodging	11,991	12,676	22,148	20,006	3,438
Food and beverage	21,522	22,755	37,520	34,167	5,320
Retail	1,813	1,819	3,189	2,790	399
Other income	4,483	5,561	8,655	7,582	1,073

Gross revenues	54,430	58,868	99,811	90,436	14,134

Less: promotional allowances	(5,341)	(4,088)	(10,101)	(6,539)	(1,116)

Net revenues	49,089	54,780	89,710	83,897	13,018

Costs and expenses:
Casino	8,510	9,495	17,558	15,439	3,008
Lodging	2,278	2,649	4,563	4,289	896
Food and beverage	10,823	11,247	20,210	17,335	3,261
Retail	800	848	1,471	1,415	285
Other	3,693	5,211	7,219	7,029	913
Marketing	2,116	1,905	3,227	2,596	296
Management fee—related party	2,071	2,611	3,838	3,943	1,525
General and administrative	7,320	6,351	16,628	10,536	2,865
Merger costs	—	—	—	—	1,723
Depreciation and amortization	6,959	4,691	12,001	7,750	1,184
Loss on disposal of assets	1	22	6	24	—
Pre-opening	1,387	517	2,737	1,946	—

Total costs and expenses	45,958	45,547	89,458	72,302	15,956

Income (Loss) From Operations	3,131	9,233	252	11,595	(2,938)

Other income (expense):
Interest income	349	192	499	281	—
Interest expense, net of capitalized interest	(16,237)	(22,664)	(36,087)	(38,352)	(1,516)

Other expenses, net	(15,888)	(22,472)	(35,588)	(38,071)	(1,516)

Loss before income tax benefit	(12,757)	(13,239)	(35,336)	(26,476)	(4,454)
Income tax benefit	—	—	—	(2,278)	(1,521)

Net loss	(12,757)	(13,239)	(35,336)	(24,198)	(2,933)
Other comprehensive loss:
Unrealized (loss) on cash flow hedges, net of tax	(2,845)	—	(2,846)	—	—

Comprehensive loss	$(15,602)	$(13,239)	$(38,182)	$(24,198)	$(2,933)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hard Rock Hotel Holdings, LLC and Predecessor
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor		Predecessor
		Period From	Period From
	Six Months	Feb 2, 2007	Jan 1, 2007
	Ended	to	to
	June 30, 2008	June 30, 2007	Feb 1, 2007
Cash flows from operating activities:
Net loss	$(35,336)	$(24,198)	$(2,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,299	5,094	1,184
Provision for losses on accounts receivable	15	(95)	74
Amortization of loan fees and costs	8,713	6,539	42
Amortization of intangibles	3,660	2,773	—
Change in value of interest rate caps	65	65	—
Loss on sale of assets	1	22	—
Deferred income taxes	—	(2,277)	(1,521)
(Increase) decrease in assets:
Accounts receivable	(4,746)	(3,270)	2,625
Inventories	(355)	(63)	54
Prepaid expenses	(18)	(987)	246
Related party receivable	(13)	(586)	399
Increase (decrease) in liabilities:
Accounts payable	(385)	(999)	(283)
Related party payable	42	888	(193)
Accrued interest payable	(1,081)	3,051	(643)
Long-term deferred compensation	—	—	(59)
Other accrued liabilities	18,384	(1,439)	354

Net cash used in operating activities	(7,755)	(15,482)	(654)

Cash flow from investing activities:
Purchases of property and equipment	(93,981)	(9,914)	(154)
Purchase of the Hard Rock Hotel & Casino, net of cash acquired	—	(719,546)	—
Construction payables	6,261	—	—
Restricted cash	(21)	(68,074)	—
Other assets	—	—	13

Net cash used in investing activities	(87,741)	(797,534)	(141)

Cash flows from financing activities:
Net proceeds from borrowings	77,518	5,028	3,500
Proceeds from initial loan on purchase	—	760,000	—
Capital investment	43,592	113,949	—
Purchase of interest rate caps	(19,144)	(1,540)	—
Financing costs on debt	(2,991)	(47,070)	—

Net cash provided by financing activities	98,975	830,367	3,500

Net increase in cash and cash equivalents	3,479	17,351	2,705
Cash and cash equivalents, beginning of period	14,157	—	8,536

Cash and cash equivalents, end of period	$17,638	$17,351	$11,241

	Successor		Predecessor
		Period From	Period From
	Six Months	Feb 2, 2007	Jan 1, 2007
	Ended	to	to
	June 30, 2008	June 30, 2007	Feb 1, 2007
Supplemental cash flow information:
Cash paid during the period for interest	$30,783	$28,861	$2,112

Cash paid during the period for income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$—	$832,883	$—
Purchase price contributed by members	—	(58,178)	—
Cash paid	—	(730,521)	—

Liabilities assumed	$—	$44,184	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes To Unaudited Consolidated Financial Statements
1. COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
     Basis Of Presentation and Nature of Business
     Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI” or the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Predecessor owned the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”). DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P. and DLJMB HRH VoteCo, LLC are collectively referred to herein as the “DLJMB Parties” and Morgans Hotel Group Co. and Morgans Group, LLC are collectively referred to herein as the “Morgans Parties”.
     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the quarter and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Prior to March 1, 2008, Golden HRC, LLC was the third-party operator of all gaming operations at the Hard Rock. The Company did not own any legal interest in Golden HRC, LLC. The Company determined that Golden HRC, LLC was a variable interest entity and that the Company was the primary beneficiary of the gaming operations because the Company was ultimately responsible for a majority of the operations’ losses and was entitled to a majority of the operations’ residual returns. Pursuant to FIN 46R, the Company consolidated the gaming operations in the Company’s financial statements. On March 1, 2008, a wholly-owned subsidiary of the Company assumed the gaming operations at the Hard Rock as it had satisfied the conditions necessary to obtain its gaming license, and Golden HRC, LLC ceased to be the operator of gaming operations on such date.
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

	Successor				Predecessor
				Period From	Period From
			For the Six Months	Feb 2, 2007	Jan 1, 2007
	Quarter ended June	Quarter ended June	ended	to	to
	30, 2008	30, 2007	June 30, 2008	June 30, 2007	Feb 1, 2007
Food and beverage	$1,598	$1,247	$3,130	$2,466	$399
Lodging	505	358	920	1,221	175
Other	255	217	482	173	30

Total costs allocated to casino operating costs	$2,358	$1,822	$4,532	$3,860	$604

     Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the six months and the quarter ended June 30, 2008, there were no cash incentives awarded.
     Recently Issued And Adopted Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred. The Company is currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008. Adoption is prospective and early adoption is not permitted.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting the Statement.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 required enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on the Company’s financial statements.
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
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the first six months of 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
     In connection with satisfying the conditions to draw on the construction loan provided under our CMBS facility on May 30, 2008, we purchased five additional interest rate cap agreements with an aggregate notional amount of $871.0 million with a LIBOR cap of 2.5%. The aggregate notional amount accretes to $1.383 billion over the life of the cap based on the draw schedule for the construction loan. We purchased the new interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through a cash contribution made by the DLJMB Parties. We designated all five of the caps for hedge accounting as cash flow hedges.
     The Company held ten interest rate caps at June 30, 2008 as follows (amounts in thousands):

Notional Amount		Type of Instrument	Maturity Date	Strike Rate
$410,000	(1)	Interest Cap	February 9, 2009	5.50%
$110,000	(1)	Interest Cap	February 9, 2009	5.50%
$200,000	(2)	Interest Cap	February 9, 2009	5.50%
$100,000	(2)	Interest Cap	February 9, 2009	5.50%
$65,000	(2)	Interest Cap	February 9, 2009	5.50%
$410,000	(2)	Interest Cap	February 9, 2010	2.50%
$607,879	(2)	Accreting Interest Cap	February 9, 2010	2.50%
$200,000	(2)	Interest Cap	February 9, 2010	2.50%
$100,000	(2)	Interest Cap	February 9, 2010	2.50%
$65,000	(2)	Interest Cap	February 9, 2010	2.50%

(1)	The Company has not designated the derivative for hedge accounting.

(2)	The Company has designated the derivative for hedge accounting.
     Eight of the derivatives have been designated as hedges according to SFAS No. 133 and, accordingly, the effective portion of the change in fair value of these instruments will be recognized in other comprehensive income.
     For the six months ended June 30, 2008, the total fair value of derivative instruments included in other assets was $16.2 million. The change in fair value included in comprehensive income was $2.8 million, net of premium amortization. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the six months ended June 30, 2008, the Company expensed $65,444 to interest expense attributable to the derivatives not designated as hedges according to SFAS No. 133.
     CMBS Facility
     On May 30, 2008, we satisfied the conditions to draw on the construction loan provided under our CMBS facility. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. We anticipate drawing additional amounts from the construction loan under the CMBS facility as needed. For the six months and the quarter ended June 30, 2008, the Company drew approximately $77.5 million and $52.6 million respectively from the CMBS facility.
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
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2008, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $16.2 million.
2. INVENTORIES
     Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Retail merchandise	$1,293	$1,334
Restaurants and bars	1,870	1,422
Other inventory and operating supplies	103	155

Total Inventories	$3,266	$2,911

3. PROPERTY AND EQUIPMENT
     Property and equipment consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$364,810	$364,810
Buildings and improvements	108,154	107,727
Furniture, fixtures and equipment	27,190	26,416
Memorabilia	4,047	4,006

Subtotal	504,201	502,959
Less accumulated depreciation and amortization	(19,353)	(11,313)
Construction in process	121,756	24,277

Total property and equipment, net	$606,604	$515,923

     Depreciation and amortization relating to property and equipment was $8.3 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively. Capitalized interest included in construction in process was $2.4 million and $0.8 million for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

4. AGREEMENTS WITH RELATED PARTIES
     Management Agreement
     Engagement of Morgans Management. The Company’s subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC, and Morgans Hotel Group Management LLC (“Morgans Management”), have entered into an Amended and Restated Property Management Agreement (the “Management Agreement”), pursuant to which the Company continues to engage Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities) and (ii) the asset manager of the 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between the Company’s subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).
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
     Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA”(as defined in the Management Agreement) in excess of certain threshold amounts, which increase for each subsequent calendar year. Following completion of the expansion and renovation of the Hard Rock, the amount of such annual incentive fee will be equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion), excluding the annual fee payable to DLJMB HRH VoteCo, LLC described below. Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.
     The Company accrued or paid a base management fee of $1.3 million and $1.7 million and a gaming facilities support fee of $0.2 and $0.2 to Morgans Management and accrued or reimbursed it for $0.5 million and $0.7 million, respectively, of chain services expenses for the quarters ended June 30, 2008 and 2007, respectively. The Company accrued or paid a base management fee of $2.5 million and $2.7 million and a gaming facilities support fee of $0.4 and $0.4 to Morgans Management and accrued or reimbursed it for $1.0 million and $1.1 million, respectively, of chain services expenses for the six months ended June 30, 2008 and 2007, respectively. The Predecessor paid Peter Morton and his affiliates a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year, plus additional reimbursable expenses.
     Joint Venture Agreement Consulting Fee
     Under the Company’s Second Amended and Restated Limited Liability Company Agreement (as amended, the “JV Agreement”), subject to certain conditions, the Company is required to pay DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”) (or its designee) a consulting fee of $250,000 each quarter in advance. In the event the Company is not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by our board of directors), then the payment of such fee will be deferred until such time as it may be permitted under such agreement.

     Technical Services Agreement
     On February 2, 2007, two subsidiaries of the Company and Morgans Management entered into a Technical Services Agreement pursuant to which the Company has engaged Morgans Management to provide technical services for our expansion project prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarters ended June 30, 2008 and 2007, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.2 million and $0.2 million, respectively, under the Technical Services Agreement. For the six months ended June 30, 2008 and 2007, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.9 million and $0.3 million, respectively, under the Technical Services Agreement.
     CMBS Facility
     Prior to November 2007, Column Financial, Inc. (“Column”) was the administrative agent under the Company’s commercial mortgage-backed securities loan facility (the “CMBS facility”). Column is an indirect subsidiary of Credit Suisse, which is an affiliate of DLJ Merchant Banking, Inc. (“DLJMB”). In connection with Morgans’ and DLJMB’s acquisition of the Hard Rock and related assets through the Company, Morgans paid Column commitment fees in an aggregate amount equal to $11.6 million, which were deemed to be an equity contribution by Morgans to the Company at the closing of the acquisition. At the closing of the acquisition, the Company paid Column an origination fee equal to $30.6 million. Subsequently, on November 6, 2007, the Company paid Column an additional origination fee equal to $0.8 million for the $35 million increase in the maximum amount of the CMBS facility that occurred in connection with the refinancing of the CMBS facility on such date. In November 2007, Column ceased to be the administrative agent under the CMBS facility and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the facility. For the six months and the quarter ended June 30, 2008, TriMont Real Estate Advisors, Inc. was paid $100,000 and $50,000, respectively, for the administrative agents fee and for the six months and the quarter ended June 30, 2007, Column was paid $100,000 and $50,000, respectively, for the administrative agents fee.
5. COMMITMENTS AND CONTINGENCIES
     Casino Sublease
     Prior to March 1, 2008, gaming operations at the Hard Rock were operated by Golden HRC, LLC (“Casino Operator”) pursuant to a Casino Sublease (as amended on January 9, 2007 and as modified by a Recognition Agreement, dated as of February 2, 2007, among Column Financial, Inc., HRHH Hotel/Casino, LLC, HRHI and the Casino Operator), effective as of February 2, 2007 (the “Casino Sublease”). On January 24, 2008, a subsidiary of the Company received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, and on March 1, 2008, a subsidiary of the Company assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated.
     During the term of the Casino Sublease, as compensation for the general management services of Golden Gaming, Inc., the Casino Operator withheld, as an expense, from the revenue arising from gaming operations at the Hard Rock, a sum in the amount of $275,000 per month, which sum was paid to Golden Gaming, Inc. or its designee for general management services provided to the Casino Operator. An additional fee of $225,000 was paid to Golden Gaming, Inc. or its designee for extending the general management services provided to the Casino Operator through February 29, 2008. The Casino Operator withheld and paid to Golden Gaming, Inc. $0.8 million for general management services that the Casino Operator received from Golden Gaming, Inc. during the six months ended June 30, 2008 and nothing was paid in the quarter ended June 30, 2008, as the Sublease was terminated, effective as of February 29, 2008, and $1.4 million and $0.8 million during the six months and the quarter ended June 30, 2007, respectively.
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
     Employment Agreement
     Mr. Kwasniewski’s offer letter from Morgans Management provides for him to serve as President and Chief Operating Officer of HRHI. Pursuant to the offer letter, as amended in October 2007, Mr. Kwasniewski has received or is entitled to receive the base salary, annual incentive bonus and equity awards. Under Mr. Kwasniewski’s offer letter, if Morgans Management terminates his employment without cause (as defined in his offer letter) prior to October 9, 2008, he will be entitled to receive the lesser of 18-months base salary or one month’s salary for every month remaining until October 9, 2009. If Morgans Management terminates his employment without cause on or after October 9, 2008, he will be entitled to receive one year’s base salary. If Morgans Management terminates his employment without cause, he also will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000.
     Construction Commitments
     Hard Rock Expansion Project. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations are scheduled to be completed by the end of the third quarter 2008. We expect the expansion to be complete by late 2009. The project is being funded from the Company’s existing debt funding under our CMBS facility and, if necessary, capital contributions from the DLJMB Parties.
     On February 22, 2008, the Company entered into a Construction Management and General Contractor’s Agreement (the “Contract”) with M.J. Dean Corporation Inc. (“MJ Dean”). The Contract sets forth the terms and conditions pursuant to which MJ Dean will construct the expansion project. The Contract provides that the project will be broken into multiple phases and that the parties will negotiate multiple guaranteed maximum price work authorizations for each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a phase, the Company may, at its option, (a) require MJ Dean to construct the subject phase on a cost-plus basis, (b) agree to alternative arrangements with MJ Dean or (c) terminate the Contract. However, should the Company elect to terminate the Contract prior to having executed work authorizations totaling $100.0 million, it will be required to pay MJ Dean an early termination fee of $5.0 million. As of June 30, 2008, we had delivered work authorization orders to M.J. Dean for an aggregate of $594.1 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
     The Company has signed construction commitments for an aggregate of approximately $644.6 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008 and 2009. As of June

30, 2008, the Company had incurred approximately $63.9 million of project costs under such commitments and had $580.6 million remaining commitments outstanding.
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
     Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2008.

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
6. CAPITAL CONTRIBUTIONS BY MEMBERS
     For the quarter ended June 30, 2008, the DLJMB Parties had contributed $32.2 million in cash and $85.6 million in letters of credit and the Morgans Parties had not contributed any cash or any letters of credit. For the six months ended June 30, 2008, the DLJMB Parties had contributed $42.4 million in cash and $102.2 million in letters of credit and the Morgans Parties had contributed $1.1 million in cash and $2.5 million in letters of credit. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project.
7. SUBSEQUENT EVENTS
     On August 1, 2008, certain subsidiaries of the Company completed an intercompany land purchase and a related financing with respect to an 11-acre parcel of land located adjacent to the Hard Rock Hotel & Casino. The proceeds from the financing, together with an equity contribution from the DLJMB Parties, were used to fully satisfy a $110 million amortization payment under the CMBS facility due in August 2008. In connection with the intercompany land purchase and related financing:
•	HRHH Development Transferee, LLC (“HRHH Transferee”), a subsidiary of the Company, entered into a land acquisition financing with Column Financial, Inc. The financing provided $50 million of the $110 million of proceeds necessary to purchase the 11-acre parcel from HRHH Development, LLC, another subsidiary of the Company (“HRHH Development”). Under the financing, interest will accrue at an annual rate equal to the 30-day London Interbank Offered Rate, plus a blended spread of 15.90%. At any time and from time to time, the blended spread may increase up to a maximum of 20.70%. The Loan Agreement governing the financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the Loan Agreement are secured by a first mortgage lien on the 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The loan is also assumable by certain third party purchasers of a portion of the 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support for the loan. All outstanding amounts owed under the Loan Agreement become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default which the Company considers usual and customary for an agreement of this type, including failure to make payments under the Loan Agreement, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in the Loan Agreement).
•	The DLJMB Parties contributed an aggregate of approximately $74 million to the Company to fund the remaining portion of the $110 million of proceeds necessary to complete the intercompany land purchase and to pay for all costs and expenses in connection with its closing and related financing.
•	On March 14, 2008, HRHH Development and HRHH Adjacent Buyer, LLC (“HRHH Adjacent Buyer”), another subsidiary of the Company, entered into an Agreement for Purchase and Sale of Membership Interests and Joint Escrow Instructions (the “Original PSA”) with respect to the purchase and sale of the 11-acre parcel, for the purchase price of $110 million (or $10.0 million per acre of real property). The Original PSA was amended as of July 30, 2008 (the “First Amendment” and, together with the Original PSA, the “PSA”). The sale transaction closed on August 1, 2008, and the transfer of the 11 acres from HRHH Development to HRHH Adjacent Buyer was consummated by an indirect asset transfer through the sale to HRHH Adjacent Buyer of the equity interests in HRHH Transferee, which took title to the 11 acres prior to the closing of the transaction. At closing, the parties entered into various ancillary agreements, including an intellectual property sublicense, an easement agreement and a reciprocal easement agreement. Additionally, pursuant to the First Amendment, HRHH Adjacent Buyer and HRHH Transferee agreed to pay to HRHH Development certain future sales proceeds relating to the 11 acres following the closing. These payment obligations expire upon the occurrence of certain events, but in any case terminate on August 1, 2009.
•	After receiving the $110 million from the intercompany land purchase described above, HRHH Development used such proceeds to fully satisfy the $110 million amortization payment required under the CMBS facility, which was due in August 2008.

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
     For the quarter ended June 30, 2008, Hard Rock’s gross revenues were derived 26.9% from gaming operations, 39.5% from food and beverage, 22.0% from lodging and 11.6% from retail and other sales. For the six months ended June 30, 2008, Hard Rock’s gross revenues were derived 28.4% from gaming operations, 37.6% from food and beverage, 22.2% from lodging and 11.8% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations are scheduled to be completed by the end of the third quarter 2008. We expect the expansion to be complete by late 2009. We currently have budgeted approximately $750 million to complete the expansion project. Because of the substantial costs we expect to incur during the expansion project, our financial condition, results of operations and liquidity for periods during the project are not expected to be comparable to our financial condition, results of operations and liquidity for periods before or after completion of the project.
     We completed the acquisition of the Hard Rock and related assets on February 2, 2007. The following discussion and analysis covers periods both prior and subsequent to the acquisition. Our Predecessor’s historical consolidated financial statements included herein for the period from January 1, 2007 to February 2, 2007 represent the financial condition, results of operations and liquidity of the Predecessor prior to the closing of the acquisition. Our historical consolidated financial statements included herein for the period following the closing of the acquisition represent our financial condition, results of operation and liquidity after the closing of the acquisition. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after February 2, 2007 may not be comparable to the information prior to that date. For comparative purposes, below we have included a comparison of our results of operations for the six months and the quarter ended June 30, 2008 to our and our Predecessor’s combined results of operations for the six months and the quarter ended June 30, 2007. While the Company believes that a comparison of the results of operations for these periods provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the acquisition and the financing for the acquisition have had on the amount of interest expense and depreciation and amortization we incur following the closing.
     Prior to the time we satisfied all conditions to the necessary gaming approvals, we were prohibited from receiving any revenues of the casino at the Hard Rock. As such, we leased our casino to a licensed third party, Golden HRC, LLC (the “Casino Operator”), pursuant to a definitive lease agreement entered into by HRHI and the

Casino Operator on November 6, 2006 with a term beginning on February 2, 2007 (the "Casino Sublease”). Under the Casino Sublease, the Casino Operator conducted the gaming operations at the casino. The Casino Sublease provided for base rent equal to $1.725 million per month. In addition to the base rent, the Casino Operator was required to pay for certain rent-related costs. According to the Casino Sublease, the Casino Operator would withhold, as an expense, from the revenue arising from operations at the casino, a sum in the amount of $275,000 per month. On January 24, 2008, our subsidiary received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, which became effective on February 14, 2008. On March 1, 2008, our subsidiary assumed the gaming operations at the Hard Rock and terminated the Casino Sublease.
     We evaluate our variable interests in accordance with FIN 46R, to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The gaming operations at our casino were operated by the Casino Operator, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. Upon termination of the Casino Sublease on March 1, 2008 (as discussed below) the Casino Operator relinquished all of the gaming assets to us and, in return, we forgave the remaining balance on the Gaming Asset Note. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as become due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements. Upon termination of the Casino Sublease, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns.
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

     Results of Operations
     Comparison of Quarter Ended June 30, 2008 to Quarter Ended June 30, 2007
     The following table presents our consolidated operating results for the quarter ended June 30, 2008 and the quarter ended June 30, 2007, and the change in these results between the two periods.

	Quarter Ended	Quarter Ended	Change	Change
	June 30, 2008	June 30, 2007	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$14,621	$16,057	$(1,436)	-8.9%
Lodging	11,991	12,676	(685)	-5.4%
Food and beverage	21,522	22,755	(1,233)	-5.4%
Retail	1,813	1,819	(6)	-0.3%
Other	4,483	5,561	(1,078)	-19.4%
Less: promotional allowances	(5,341)	(4,088)	(1,253)	-30.7%

Net revenues	49,089	54,780	(5,691)	-10.4%

COSTS AND EXPENSES:
Casino	8,510	9,495	985	10.4%
Lodging	2,278	2,649	371	14.0%
Food and beverage	10,823	11,247	424	3.8%
Retail	800	848	48	5.7%
Other	3,693	5,211	1,518	29.1%
Marketing	2,116	1,905	(211)	-11.1%
Management fee—related party	2,071	2,611	540	20.7%
General and administrative	7,320	6,351	(969)	-15.3%
Depreciation and amortization	6,959	4,691	(2,268)	-48.3%
Loss on disposal of assets	1	22	21	95.5%
Pre-opening	1,387	517	(870)	-168.3%

Total costs and expenses	45,958	45,547	(411)	-0.9%

INCOME FROM OPERATIONS	3,131	9,233	(6,102)	-66.1%
Interest income	349	192	157	81.8%
Interest expense, net of capitalized interest	(16,237)	(22,664)	6,427	28.4%

Net (loss)	(12,757)	(13,239)	482	3.6%
Other Comprehensive Loss:
Unrealized loss on interest rate swap, net of tax	(2,845)	—	(2,845)	0.0%

Comprehensive (loss)	$(15,602)	$(13,239)	$(2,363)	17.8%

     Results of Operations for the Quarter Ended June 30, 2008 Compared to the Results of Operations for the Quarter Ended June 30, 2007
     Net Revenues. Net revenues decreased 10.4% for the quarter ended June 30, 2008 to $49.1 million compared to $54.8 million for the quarter ended June 30, 2007. The $5.7 million decrease in net revenues was primarily attributable to a $1.4 million or 8.9% decrease in casino revenue, a $0.7 million or 5.4% decrease in lodging revenue, a $1.2 million or 5.4% decrease in food and beverage revenue, a $1.1 million or 19.4% decrease in other revenue, and a $1.3 million or 30.7% increase in promotional allowances related to items furnished to customers on a complimentary basis, while retail revenues remained flat period over period.
     Casino Revenues. The $1.4 million decrease in casino revenues to $14.6 million was primarily due to a $1.3 million or 11.3% decrease in table games revenue, a $0.2 million or 5.8% decrease in slot revenue, which was slightly offset by a $0.1 million or 43.5% increase in race and sports revenue. The decrease in table games revenues was due to a decrease in table games hold percentage and an increase in table games drop. Management believes that table games drop increased because of an increase in “hosted play"(i.e., players attracted to the Hard Rock’s casino by our casino hosts). The table games hold percentage decreased 240 basis points to 13.4% from 15.8%, which was within the expected range of 12% to 16%. Table games drop increased $3.2 million or 4.3% to $77.7 million from $74.6 million. The average number of table games in operations was reduced from 92 tables in 2007 to 85 tables in 2008. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1,347 from $1,403, a decrease of $56 or 4.0%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended June 30, 2008 was 16.9% compared to 18.5% for the quarter ended June 30, 2007. Slot machine revenues decreased $0.2 million from $4.0 million to $3.8 million. Slot machine handle increased $60.3 million from $83.5 million to $143.8 million. However, slot machine hold percentage decreased 220 basis points from 4.8% to 2.6%. Management believes that a high limit slot tournament contributed to the increased slot machine handle for the quarter ended June 30, 2008. The average number of slot machines in operation decreased to 508 from 556, a decrease of 48 machines or 8.6%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day of $87.10 from $89.21, a decrease of $2.11 or 2.4%. Race and sports book revenue increased $0.1 million due to a decrease in race and sports book write and an increase in hold percentage. The race and sports book write decreased $0.4 million to $4.2 million in the quarter ended June 30, 2008 from $4.6 million in the quarter ended June 30, 2007. Race and sports book hold percentage increased 3.7 percentage points to 9.9% from 6.2%, which was more than the expected range of 4% to 9%. Management believes the over hold was a result of increased wagering from “hosted play"(i.e., players attracted to the Hard Rock’s casino by our casino hosts).
     Lodging Revenues. The $0.7 million decrease in lodging revenues to $12.0 million was primarily due to a decrease in average daily rate to $217 from $230, which management believes resulted from poor economic conditions and a general softening of rates within the Las Vegas market. Hotel occupancy decreased slightly to 94.3% from 94.4% between periods.
     Food and Beverage Revenues. The $1.2 million decrease in food and beverage revenues was due primarily to a $0.6 million decrease in Las Vegas Lounge, due to closing the outlet in order to make room for Wasted Space, a $0.2 million decrease in Sports Deluxe Bar, which was closed to accommodate our high-limit slot machine room that had to be moved to make room for Wasted Space, a $0.1 million decrease in Pink Taco, a $1.0 million decrease in Banquets and a $0.1 million decrease in Mr. Lucky’s and a $0.3 million decrease in AJ’s Steakhouse, Starbucks and Joint Bar. These decreases were partially offset by a $0.1 million increase in Ago versus Simon Kitchen and Bar in 2007, a $0.9 million increase in Beach Club, due to the reconfiguration of the North Pool area to accommodate the North Tower expansion and a $0.1 million increase in Room Service and the Center Bar. Management believes that the closure of existing outlets to accommodate the expansion and future outlets, such as Wasted Space has had a negative impact on patron visitation of its food and beverage outlets.
     Retail Revenues. We believe the flat retail revenues quarter over quarter was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

     Other Revenues. Other revenue decreased approximately $1.1 million due to a $0.4 million decrease in entertainment revenue and a $0.7 million decrease in Brannon Hair, the Rock Spa, Sundries and other miscellaneous revenue. Management believes the entertainment revenue decreased due to an outdoor concert and two professional fighting events that were held in the second quarter of 2007 and did not repeat in 2008. The Hard Rock hosted 30 entertainment events in the second quarter of 2007 and 26 in the second quarter of 2008.
     Promotional Allowances. Promotional allowances increased $1.3 million or 30.7% over the prior period for the quarter ended June 30, 2008. Promotional allowances increased as a percentage of total revenues to 9.8% from 6.9% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by Casino Marketing.
     Casino Expenses. Casino expenses decreased $1.0 million or 10.4% to $8.5 million from $9.5 million. The decrease was primarily due to a $0.3 million decrease in payroll and related expenses, a $0.8 million decrease in the amount paid to the Casino Operator under the Casino Sublease, which was terminated February 29, 2008, a $0.5 million decrease in taxes and licenses, which was partially offset by a $0.2 million increase in promotional events and activities, a $0.2 million increase in bad debt expense, a $0.2 million increase in customer discounts and other miscellaneous operating supplies. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.
     Lodging Expenses. Lodging costs and expenses decreased 14% or $0.4 million to $2.3 million for the quarter ended June 30, 2008. Lodging expenses decreased from the prior period due primarily to approximately $0.1 million related to a decrease in labor and related expenses, a $0.1 million decrease in credit card fees and a $0.2 million decrease in other miscellaneous operating supplies.
     Food and Beverage Costs And Expenses. Food and beverage costs and expenses decreased by 3.8% or $0.4 million over the prior period for the quarter ended June 30, 2008. Food and beverage costs and expenses in relation to food and beverage revenues increased to 50.3% from 49.4% in the prior year on decreases in food and beverage revenues of 5.4% to $21.5 million from $22.8 million. Management believes these revenue decreases were primarily derived from the closing of outlets to accommodate our expansion plans. The decrease was primarily due to a $0.3 million decrease in food and beverage product costs and a decrease of $0.5 million in other operating supplies, which was partially offset by a $0.2 million increase in payroll and related expenses and a $0.2 million increase in professional services for disc jockeys and special events.
     Retail Costs and Expenses. Retail costs and expenses decreased 5.7% or $48 thousand in the quarter ended June 30, 2008, due to improved controls and a more focused buying effort.
     Other Costs and Expenses. Other costs and expenses decreased 29.1% or $1.5 million over the prior period for the quarter ended June 30, 2008. Other costs and expenses in relation to other income decreased to 82.4% from 93.7%. Concert and event costs were down $1.2 million over the prior period for the quarter ended June 30, 2008, as a result of hosting four less concerts and events, payroll and related expenses decreased $0.1 million and other costs and expenses decreased $0.2 million from the prior period for the quarter ended June 30, 2008.
     Marketing, General and Administrative. Marketing, general and administrative expenses increased 14.3% or $1.2 million over the prior period for the quarter ended June 30, 2008. Marketing, general and administrative expenses in relation to gross revenues increased to 17.3% from 14.0%. The $1.2 million increase in these expenses was primarily due to a $0.3 million increase in legal and professional services to acquire our gaming license, a $0.2 million increase in legal and professional services associated with our Form 10 registration and ongoing public filing requirements, a $2.1 million increase in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs and a $0.2 increase other miscellaneous expenses. These costs were slightly offset by a $1.3 million decrease in management bonus expense and a $0.3 million decrease in payroll and related expenses.
     Management Fee—Related Party. Management fee—related party expenses decreased $0.5 million or 20.7% to $2.1 million from $2.6 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues and all other income.
     Depreciation and Amortization. Depreciation and amortization expense increased by $2.3 million to $7.0 million for the quarter ended June 30, 2008 from $4.7 million for the quarter ended June 30, 2007. The increase in depreciation is based upon the estimated fair value of the assets acquired in the acquisition of the Hard Rock.
     Interest Expense. Interest expense decreased $6.4 million to $16.2 million from $22.6 million, a decrease of 28.4%. This decrease reflects the interest expense resulting from a decrease in LIBOR and an offsetting increase in additional capitalized interest, as a result of the expansion and deferred financing amortization in connection with the acquisition. The deferred financing amortization occurs over the 36-month life of the loans at approximately $1.5 million per month. The Company incurred approximately $52.6 million of new debt under the CMBS facility during the quarter ended June 30, 2008. Payments of the new debt under the CMBS facility are subject to a LIBOR cap of 2.5%.
     Pre-opening Expenses. Pre-opening expenses increased $0.9 million to $1.4 million for the quarter ended June 30, 2008 from $0.5 million for the quarter ended June 30, 2007. The increase is primarily related to $0.1 million on the opening of Ago in the first quarter of 2008, $0.6 million toward the opening of Wasted Space, which opened in July 2008 and $0.2 million toward the opening of the Poker Lounge, which is scheduled to open in August 2008.
     Income Taxes. The Company reported no income tax benefit for the quarter ended June 30, 2008 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under SFAS 109 and as further discussed below. As a result of the purchase allocation on February 1, 2007, the Company had net deferred tax liabilities of $17.5 million, which was $2.3 million in excess of deferred tax liabilities on indefinite life intangible assets. Subsequent to the Closing Date and as of June 30, 2008, deferred tax liabilities of $11.0 million were utilized against deferred tax assets recognized as a result of post acquisition net operating losses. In addition, subsequent to the Closing Date, the Company established and continues to maintain a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
     Other Comprehensive Loss. For the quarter ended June 30, 2008, the total fair value of derivative instruments that qualify for hedge accounting changed by $2.8 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities.
     Comprehensive (Loss) Income. Comprehensive loss was $15.6 million compared to a net loss of $13.2 million during the prior quarter period. The decrease was due to the factors described above.

     Comparison of the Six Months ended June 30, 2008 to the Six Months ended June 30, 2007
     The following table presents our consolidated operating results for the six months ended June 30, 2008 and the six months ended June 30, 2007, and the change in these results between the two periods.

	Six Months	Six Months
	Ended	Ended	Change	Change
	June 30, 2008	June 30, 2007	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$28,299	$29,684	$(1,385)	-4.7%
Lodging	22,148	23,444	(1,296)	-5.5%
Food and beverage	37,520	39,487	(1,967)	-5.0%
Retail	3,189	3,197	(8)	-0.3%
Other	8,655	8,758	(103)	-1.2%
Less: promotional allowances	(10,101)	(7,655)	(2,446)	-32.0%

Net revenues	89,710	96,915	(7,205)	-7.4%

COSTS AND EXPENSES:
Casino	17,558	18,447	889	4.8%
Lodging	4,563	5,185	622	12.0%
Food and beverage	20,210	20,596	386	1.9%
Retail	1,471	1,700	229	13.5%
Other	7,219	7,942	723	9.1%
Marketing	3,227	2,892	(335)	-11.6%
Management fee—related party	3,838	5,468	1,630	29.8%
General and administrative	16,628	13,401	(3,227)	-24.1%
Merger costs	—	1,723	1,723	100.0%
Depreciation and amortization	12,001	8,934	(3,067)	-34.3%
Loss on disposal of assets	6	24	18	75.0%
Pre-opening	2,737	1,946	(791)	-40.6%

Total costs and expenses	89,458	88,258	(1,200)	-1.4%

INCOME FROM OPERATIONS	252	8,657	(8,405)	-97.1%
Interest income	499	281	218	77.6%
Interest expense, net of capitalized interest	(36,087)	(39,868)	3,781	9.5%

(Loss) before income tax benefit	(35,336)	(30,930)	(4,406)	-14.2%
Income tax (benefit)	—	(3,799)	(3,799)	-100.0%

Net (loss)	(35,336)	(27,131)	(8,205)	-30.2%
Other Comprehensive Loss:
Unrealized loss on interest rate swap, net of tax	(2,846)	—	(2,846)	0.0%

Comprehensive (loss)	$(38,182)	$(27,131)	$(11,051)	-40.7%

     Net Revenues. Net revenues decreased 7.4% for the six months ended June 30, 2008 to $89.7 million compared to $96.9 million for the six months ended June 30, 2007. The $7.2 million decrease in net revenues was primarily attributable to a $1.4 million or 4.7% decrease in casino revenue, a $1.3 million or 5.5% decrease in lodging revenue, a $2.0 million or 5% decrease in food and beverage revenue, a $0.1 million or 1.2% decrease in other revenues and a $2.4 million or 32% increase in promotional allowances related to items furnished to customers on a complimentary basis, while retail revenues remained flat period over period.

     Casino Revenues. The $1.4 million decrease in casino revenues to $28.3 million was primarily due to a $1.2 million or 6% decrease in table games revenue, a $0.5 million or 5.8% decrease in slot revenue, which was slightly offset by a $0.3 million or 33.2% increase in race and sports revenue. The decrease in table games revenues was due to a decrease in table games hold percentage and a decrease in table games drop. Management believes that table games drop declined because of a decrease in “non-hosted play” (i.e., general players not attracted to the Hard Rock’s casino by our casino hosts). Table games hold percentage decreased 30 basis points to 14% from 14.3%, which was within the expected range of 12% to 16%. Table games drop decreased $6 million or 4.2% to $139 million from $145 million. The average number of table games in operations was reduced from 89 tables in 2007 to 84 tables in 2008. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1280 from $1285, a decrease of $5 or 0.4%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the six months ended June 30, 2008 was 17.2% compared to 16.6% for the six months ended June 30, 2007. Slot machine revenues decreased $0.5 million from $8.3 million to $7.8 million. Slot machine handle increased $51.1 million from $171.6 million to $222.7 million. However, slot machine hold percentage decreased 130 basis points from 4.8% to 3.5%. Management believes that a high limit slot tournament contributed to the increased slot machine handle for the six months ended June 30, 2008. The average number of slot machines in operation decreased to 505 from 556, a decrease of 51 machines or 9.2%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day of $90.53 from $92.44, a decrease of $1.91 or 2.1%. Race and sports book revenue increased $0.3 million due to a decrease in race and sports book write and an increase in hold percentage. The race and sports book write decreased $0.6 million to $11.4 million in the six months ended June 30, 2008 from $12.1 million in the six months ended June 30, 2007. Race and sports book hold percentage increased 3.3 percentage points to 9.1% from 5.7%, which was in excess of the expected range of 4% to 9%.
     Lodging Revenues. The $1.3 million decrease in lodging revenues to $22.1 million was primarily due to a decrease in average daily rate to $201 from $214, which management believes resulted from poor economic conditions and a general softening of rates within the Las Vegas market. Hotel occupancy remained flat at 94.2% between periods.
     Food and Beverage Revenues. The $2.0 million decrease in food and beverage revenues was due primarily to a $1.2 million decrease in Las Vegas Lounge, due to closing the outlet in order to make room for Wasted Space, a $0.3 million decrease in Mr. Lucky’s, a $0.3 million decrease in Pink Taco, a $0.2 million decrease in AJ’s Steakhouse, a $1.0 million decrease in Banquets, a $0.3 million in Sports Deluxe Bar, which was closed to accommodate our high-limit slot machine room that had to be moved to make room for Wasted Space and a $0.2 million decrease in Starbucks, Center Bar and the Joint Bar. These decreases were partially offset by a $0.5 million increase in Ago versus Simon Kitchen and Bar in 2007, a $0.8 million increase in Beach Club, a $0.3 million increase in Body English, due to opening an additional day each Wednesday, Room Service and the Service Bar. Management believes that the closure of existing outlets to accommodate the expansion and future outlets, such as Wasted Space, has had a negative impact on patron visitation of its food and beverage outlets.
     Retail Revenues. We believe the flat retail revenues period over period was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.
     Other Revenues. Other revenue decreased approximately $0.1 million due to a $0.2 million decrease in Cuba Libre, due to closing the outlet in order to make room for the Poker Lounge, a $0.2 million decrease in Sundries due to a temporary relocation to a smaller space until the new expanded space is available in August 2008, a $0.4 million decrease in Beach Club Retail and a $0.2 million decrease in Love Jones, Rock Spa and Brannon Hair. These decreases were slightly offset by a $0.6 million increase in entertainment revenue and a $0.3 million increase in miscellaneous other revenues. Management believes the entertainment revenue increased due to additional patron volume attracted to the Hard Rock by its concert and other entertainment events. The Hard Rock hosted 43 entertainment events in the first six months of 2007 and 50 in the first six months of 2008.
     Promotional Allowances. Promotional allowances increased $2.4 million or 32% over the prior period for the six months ended June 30, 2008. Promotional allowances increased as a percentage of total revenues to 10.1% from

7.3% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by Casino Marketing.
     Casino Expenses. Casino expenses decreased $0.8 million or 4.8% to $17.6 million from $18.4 million. The decrease was primarily due to a $0.2 million decrease in payroll and related expenses, a $0.8 million decrease in the amount paid to the Casino Operator under the Casino Sublease, which was terminated February 29, 2008, a $1.0 million decrease in taxes and licenses, which was partially offset by a $0.6 million increase in complimentary expenses (items furnished to customers on a complimentary basis), a $0.3 million increase in promotional events and activities, a $0.1 million increase in bad debt expense, a $0.2 million increase in customer discounts and other miscellaneous operating supplies. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.
     Lodging Expenses. Lodging costs and expenses decreased 12% or $0.6 million to $4.6 million for the six months ended June 30, 2008. Lodging expenses in relation to lodging revenues decreased to 20.6% from 22.1% in the prior period due primarily to approximately $0.1 million related to a decrease in labor and related expenses, $0.1 million decrease in credit card fees and a $0.4 million decrease in other miscellaneous operating supplies.
     Food and Beverage Costs And Expenses. Food and beverage costs and expenses decreased by 1.9% or $0.4 million over the prior period for the six months ended June 30, 2008. Food and beverage costs and expenses in relation to food and beverage revenues increased to 53.9% from 52.2% in the prior year due primarily to decreases in food and beverage revenues of 5% to $37.5 million from $39.5 million. Management believes these revenue decreases were primarily derived from the closing of outlets to accommodate our expansion plans. Payroll and related expenses have increased $0.2 million for the six months ended June 30, 2008 and 2007 respectively and this was partially offset by a decrease of $0.6 million in other operating supplies and miscellaneous expenses.
     Retail Costs and Expenses. Retail costs and expenses decreased 13.5% or $0.2 million from the prior period for the six months ended June 30, 2008. Retail costs and expenses in relation to retail revenues decreased to 46.1% from 53.2% in the prior period due to improved controls and a more focused buying effort.
     Other Costs and Expenses. Other costs and expenses decreased 9.1% or $0.7 million over the prior period for the six months ended June 30, 2008. Other costs and expenses in relation to other income decreased to 83.4% from 90.7%. Concert and event costs decreased $0.3 million over the prior period for the six months ended June 30, 2008, as a result of hosting less professional fighting events and more concerts.
     Marketing, General and Administrative. Marketing, general and administrative expenses increased 21.9% or $3.6 million over the prior period for the six months ended June 30, 2008. Marketing, general and administrative expenses in relation to gross revenues increased to 19.9% from 15.6%. The $3.6 million increase in these expenses was primarily due to a $2.2 million increase in legal and professional services to acquire our gaming license, a $1.3 million increase in legal and professional services associated with our Form 10 registration and ongoing public filing requirements, a $3.1 million increase in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs. These costs were offset by a $0.7 million refund in use taxes related to meals served in our employee dining room, a decrease of $0.4 million in the early retirement of debt, which the Predecessor paid in January, 2007, a $0.2 million decrease in payroll and related expenses, a $1.5 million decrease in management bonus expense and a $0.2 million decrease in other miscellaneous expenses.
     Management Fee—Related Party. Management fee—related party expenses decreased $1.6 million or 29.8% to $3.8 million from $5.4 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues and all other income. In contrast, the Predecessor paid Mr. Morton and his affiliates a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentary for each year, plus additional reimbursable expenses.

     Merger Costs. The Predecessor expensed $1.7 million for the six months ended June 30, 2007 related to the acquisition of the Hard Rock. The amount expensed for the six months ended June 30, 2007 consisted of $1.1 million for bonuses to executives, $0.5 million for stay bonuses and related taxes, and $0.1 million in fees for legal advisors. There was nothing expensed for the six months ended June 30, 2008.
     Depreciation and Amortization. Depreciation and amortization expense increased by $3.1 million to $12 million for the six months ended June 30, 2008 from $8.9 million for the six months ended June 30, 2007. The increase in depreciation is based upon the estimated fair value of the assets acquired in the acquisition of the Hard Rock.
     Interest Expense. Interest expense decreased $3.8 million to $36.1 million from $39.9 million, a decrease of $9.5%. This decrease reflects the interest expense resulting from a decrease in LIBOR and an offsetting increase in additional capitalized interest, as a result of the expansion and deferred financing amortization in connection with the acquisition. The deferred financing amortization occurs over the 36-month life of the loans at approximately $1.5 million per month. The Company incurred approximately $77.5 million of new debt under the CMBS facility during the six months ended June 30, 2008. Payments of the new debt under the CMBS facility are based upon LIBOR, subject to an interest rate cap of 2.5%, plus a spread of 4.25%.
     Pre-opening Expenses. Pre-opening expenses increased $0.8 million to $2.7 million for the six months ended June 30, 2008 from $1.9 million for the six months ended June 30, 2007. The increase is primarily related to $1.1 million on the opening of Ago in the first quarter of 2008, $0.9 million toward the opening of Wasted Space, which opened in July 2008, $0.3 million toward the opening of the Poker Lounge, which is scheduled to open in August 2008 and $0.4 million toward the opening of the new meeting space and towers, which is scheduled to open in 2009.
     Income Taxes. The Company reported no income tax benefit for the six months ended June 30, 2008 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under SFAS 109 and as further discussed below. As a result of the purchase allocation on February 1, 2007, the Company had net deferred tax liabilities of $17.5 million, which was $2.3 million in excess of deferred tax liabilities on indefinite life intangible assets. Subsequent to the Closing Date and as of June 30, 2008, deferred tax liabilities of $11.0 million were utilized against deferred tax assets recognized as a result of post acquisition net operating losses. In addition, subsequent to the Closing Date, the Company established and continues to maintain a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
     Other Comprehensive Loss. For the six months ended June 30, 2008, the total fair value of derivative instruments that qualify for hedge accounting changed by $2.8 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities.
     Comprehensive (Loss) Income. Comprehensive loss was $38.2 million for the six months ended June 30, 2008 compared to a net loss of $27.1 million during the six months ended June 30, 2007. The decrease was due to the factors described above.
     Liquidity
     As of June 30, 2008, we had approximately $17.6 million in available cash and cash equivalents. As of June 30, 2008, our total long-term debt, including the current portion, was approximately $870.9 million and our total member’s equity was approximately $117.9 million, yielding a debt-to-equity ratio of approximately 7.4 to 1. The Company has both short-term and long-term liquidity requirements as described in more detail below.
     Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay operating expenses, debt amortization, expansion project costs, requirements and other expenditures associated with our property, including the funding of our reserve accounts.

     We expect our short-term liquidity requirements for 2008 to include (a) expenditures of $275 million (of the total budgeted amount of $750 million) for the expansion and renovation of the Hard Rock and (b) additional expenses of 3% of the Hard Rock’s gross revenues for replacements and refurbishments at the Hard Rock. We have signed construction commitments for an aggregate of approximately $644.6 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008 and 2009. For a further description of these payments, see “—Anticipated Capital Expenditures and Liquidity Requirements,”“—Capital Expenditures, Interest Expense and Reserve Funds” and “—Contractual Obligations and Commitments.”
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
     Anticipated Capital Expenditures and Liquidity Requirements
     In March 2007, we announced a large-scale expansion and renovation project at the Hard Rock. Renovations to the property began in the fourth quarter of 2007, including upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas are being renovated. These renovations are scheduled to be completed by the end of the third quarter 2008 and the remainder of the expansion is scheduled to be completed by late 2009.
     We have entered into a Construction Management and General Contractor’s Agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which sets forth the terms and conditions pursuant to which M.J. Dean will construct the expansion project. The contract provides that the project will be broken into multiple phases, each of which will be governed by a separate guaranteed maximum price work authorization order. As of June 30, 2008, we had delivered work authorization orders to M.J. Dean for an aggregate of $594.1 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
     On May 30, 2008 and August 1, 2008, DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P. and DLJMB HRH VoteCo, LLC (collectively, the “DLJMB Parties”) and Morgans Hotel Group Co. and Morgans Group LLC (collectively, the “Morgans Parties”) amended the joint venture agreement that governs the Company. Pursuant to the joint venture agreement, subject to the terms and conditions contained therein, the DLJMB Parties have committed to make additional capital contributions to us in an aggregate amount of up to $254.0 million (referred to as the “New Capital”). The $254.0 million new commitment will be reduced by New Capital provided by the DLJMB Parties after February 8, 2008. Of the New Capital amount, up to $144.0 million will be allocated to the expansion project (including certain interest payment and cash requirements of the Company during the pre-construction and construction periods of the project). Up to $110.0 million of the remaining New Capital amount will be made available (to the extent needed) to fund capital requirements relating to the approximately 15.0 acres of excess land located adjacent to the Hard Rock Hotel & Casino. On August 1, 2008, certain of our subsidiaries completed an intercompany land purchase and a related financing with respect to 11 of the acres. The DLJMB Parties contributed approximately $74.0 million under the $110.0 million commitment to fund a portion of the $110.0 million purchase price for the intercompany land purchase and to pay for all costs and expenses in connection with its closing, related financing, and required payment under the CMBS facility. Another $50.0 million was borrowed by one of our subsidiaries under a new Loan Agreement to fund the remaining portion of the purchase price. The remaining portion of the DLJMB Parties’ commitment relating to the excess land may be used (to the extent needed) to fund certain interest reserve and prepayment premium requirements under the Loan Agreement.
     On May 30, 2008, we satisfied the conditions to draw on the construction loan provided under our CMBS facility. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. In connection with qualification for the construction loan, DLJ MB IV HRH, LLC posted a letter of credit in favor of the lenders under the CMBS facility in the amount of approximately $77.8 million, and we drew approximately $12.1 million of the construction loan under the CMBS facility, which will be used to pay for a portion of the costs and expenses of the expansion project. We anticipate drawing additional amounts from the construction loan under the CMBS facility as needed.
     For the quarter ended June 30, 2008, the DLJMB Parties had contributed $32.2 million in cash and $85.6 million in letters of credit and the Morgans Parties had not contributed any cash or any letters of credit. For the six months ended June 30, 2008, the DLJMB Parties had contributed $42.4 million in cash and $102.2 million in letters of credit and the Morgans Parties had contributed $1.1 million in cash and $2.5 million in letters of credit. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project.
     Cash Flows for the Six Months ended June 30, 2008 Compared to Cash Flows for the Six Months ended June 30, 2007
     Operating Activities. Net cash used by operating activities was $26.9 million for the six months ended June 30, 2008, compared to $17.7 million for the six months ended June 30, 2007. The increased use was primarily from an increase in debt and corresponding interest expense on the increased debt.
     Investing Activities. Net cash used in investing activities amounted to $87.7 million for the six months ended June 30, 2008, compared to $797.7 million for the six months ended June 30, 2007. The cash used in investing activities primarily relates to the construction expenses of the ongoing expansion of the Hard Rock and the change in restricted reserve accounts under the CMBS facility, as compared to the purchase of the Hard Rock and related assets in the prior year.
     Financing Activities. Net cash provided by financing activities amounted to $118.1 million for the six months ended June 30, 2008, compared to $835.4 million for the six months ended June 30, 2007. The cash provided by financing activities for the six months ended June 30, 2008, represents an additional $77.5 million of borrowings under the CMBS facility, offset by $3.0 million in loan financing costs and $43.6 million of additional cash equity contributions in comparison to the initial loan to purchase the Hard Rock during the first six months ended June 30, 2007.
     Capital Expenditures, Interest Expense and Reserve Funds
     We are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to our CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement under the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds to be set aside in restricted cash. As of June 30, 2008, an aggregate of $15.6 million and $1.4 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively.

     In addition, we are also obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. The CMBS lenders will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under the CMBS facility. As of June 30, 2008, $10.2 million was available in restricted cash reserves in the interest reserve fund.
     Pursuant to the CMBS facility, the unfunded portion of the construction loan as of February 2, 2009 may be advanced and deposited with the lenders in an account which shall be referred to as the “Construction Loan Reserve Account.” Additionally, portions of the construction loan may be advanced as quarterly deficiency advances from time to time, which quarterly deficiency advances shall be deposited with the lenders in the Construction Loan Reserve Account. Additionally, on November 9, 2007, the construction funds under the third mezzanine loan under the CMBS facility were deposited with lender in the Construction Loan Reserve Account. The funds in the Construction Loan Reserve Account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the Construction Loan Reserve Account in lieu thereof, to the extent funds are available. As of June 30, 2008, $26.7 million was available in restricted cash reserves in the Construction Loan Reserve Account.
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
     On May 30, 2008, we purchased five new interest rate cap agreements with an aggregate notional amount of $871.0 million with a LIBOR cap of 2.5%. The aggregate notional amount accretes to $1.383 billion over the life of the cap based on the draw schedule for the construction loan. We purchased the new interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through a cash contribution made by the DLJMB Parties. We determined that all five of the caps qualify for hedge accounting and the caps are designated as cash flow hedges.
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
     Contractual Obligations and Commitments
     We have entered into a Construction Management and General Contractor’s Agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which sets forth the terms and conditions pursuant to which M.J. Dean will construct the expansion project. The contract provides that the project will be broken into multiple phases, each of which will be governed by a separate guaranteed maximum price work authorization order. As of June 30, 2008, we have delivered work authorization orders to M.J. Dean for an aggregate of $594.1 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
     We have entered into a design build agreement with Pacific Custom Pools, Inc (PCI), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project. The contract includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, Spas, Lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $17.0 million of work.
     On August 1, 2008, we completed an intercompany land purchase and a related financing with respect to an 11-acre parcel of land located adjacent to the Hard Rock Hotel & Casino. The proceeds from the financing, together with an equity contribution from the DLJMB Parties, were used to fully satisfy a $110 million amortization payment under the CMBS facility due in August 2008. In connection with the intercompany land purchase and related financing, HRHH Development Transferee, LLC (“HRHH Transferee”), one of our subsidiaries, entered into a land acquisition financing with Column Financial, Inc. The financing provided $50 million of the $110 million of proceeds necessary to purchase the 11-acre parcel from HRHH Development, LLC, another one of our subsidiaries (“HRHH Development”). Under the financing, interest will accrue at an annual rate equal to the 30-day London Interbank Offered Rate, plus a blended spread of 15.90%. At any time and from time to time, the blended spread may increase up to a maximum of 20.70%. The Loan Agreement governing the financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the Loan Agreement are secured by a first mortgage lien on the 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The loan is also assumable by certain third party purchasers of a portion of the 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support for the loan. All outstanding amounts owed under the Loan Agreement become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default which we consider usual and customary for an agreement of this type, including failure to make payments under the Loan Agreement, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in the Loan Agreement).
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
     Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2007, nor were there any significant events indicating impairment in the quarter and six months ended June 30, 2008 that would indicate impairment exists.
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
     Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2008, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2008, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $16.2 million.
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
     We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earning and losses. Management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended June 30, 2008, we maintained a valuation allowance equal to our “Net Deferred Tax Assets"(excluding deferred tax liabilities relating to indefinite life intangible assets).
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 required enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our loan agreements have a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2008, our total outstanding debt, including the current portion, was approximately $870.9 million, all of which was variable rate debt. We have entered into hedge agreements which cap LIBOR at 2.5%. At June 30, 2008, the LIBOR rate was 2.46% thereby making our cap out of the money. Subject to the cap, as of June 30, 2008, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $0.4 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.2 million.
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
     (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material developments in any of the cases disclosed in our Annual Report on Form 10-K in the quarter ended June 30, 2008 or any new material litigation during that time.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Amended and Restated Limited Liability Company Agreement of Hard Rock Hotel Holdings, LLC dated as of May 30, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 4, 2008).

3.2	Amendment Agreement dated as of August 1, 2008 by and among DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P., DLJMB HRH VoteCo, LLC, Morgans Hotel Group Co. and Morgans Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 7, 2008).

10.1*	Second Amendment to Construction Management and General Contractor’s Agreement, dated as of April 23, 2008, by and between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor.

10.2	Loan Agreement, dated as of August 1, 2008, between HRHH Development Transferee, LLC, as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2008).

31.1*	Certification of Hard Rock Hotel, Inc.’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Hard Rock Hotel, Inc.’s President and Chief Operating Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARD ROCK HOTEL HOLDINGS, LLC
August 8, 2008	By:	/s/ Arnold D. Boswell
		Name:	Arnold D. Boswell
		Title:	Chief Financial Officer of HRHI

August 8, 2008	By:	/s/ Richard Szymanski
		Name:	Richard Szymanski
		Title:	Vice President, Secretary and Treasurer