Form 10-Q
period 2008-09-30
Hard Rock Hotel Holdings, LLC
filed 2008-11-07
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52992

Hard Rock Hotel Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1782658 (I.R.S. employer identification no.)

4455 Paradise Road, Las Vegas, NV	89169
(Address of principal executive office)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Hard Rock Hotel Holdings, LLC
Consolidated Balance Sheets
(in thousands)

	Sep 30, 2008	Dec 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,483	$14,157
Accounts receivable, net	14,671	8,475
Inventories	3,182	2,911
Prepaid expenses and other current assets	3,696	3,641
Asset held for sale	95,160	95,160
Related party receivable	754	562

Total current assets	128,946	124,906
Restricted cash	133,633	55,813
Property and equipment, net of accumulated depreciation and amortization	670,340	515,923
Goodwill	181,282	139,108
Other intangible assets, net	65,777	71,300
Deferred financing costs, net	27,432	35,501
Interest rate caps, at fair value	14,172	11

TOTAL ASSETS	$1,221,582	$942,562

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,273	$4,203
Construction related payables	36,038	—
Related party payables	2,231	542
Accrued expenses	8,916	12,040
Interest payable	4,217	4,572
Current portion of long-term debt	50,000	110,000

Total current liabilities	105,675	131,357

Deferred tax liability	57,440	15,266
Long Term Debt	888,019	683,452

Total long-term liabilities	945,459	698,718

Total liabilities	1,051,134	830,075

Commitments and Contingencies (see Note 5)
Members’ equity:
Paid-in capital	301,549	181,127
Accumulated other comprehensive loss	(5,082)	(26)
Accumulated deficit	(126,019)	(68,614)

Total members’ equity	170,448	112,487

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$1,221,582	$942,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hard Rock Hotel Holdings, LLC and Predecessor
Consolidated Statements of Operations and Comprehensive Loss
(in thousands)
(unaudited)

	Successor				Predecessor
				Period From	Period From
	Quarter	Quarter	Nine Months	Feb 2, 2007	Jan 1, 2007
	Ended	Ended	Ended	to	to
	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Feb 1, 2007
Revenues:
Casino	$14,261	$14,891	$42,559	$40,671	$3,904
Lodging	9,992	12,848	32,139	32,854	3,438
Food and beverage	20,331	21,971	57,851	56,138	5,320
Retail	1,737	1,932	4,927	4,730	399
Other income	4,722	6,072	13,377	13,757	1,073

Gross revenues	51,043	57,714	150,853	148,150	14,134

Less: promotional allowances	(5,220)	(4,349)	(15,321)	(10,888)	(1,116)

Net revenues	45,823	53,365	135,532	137,262	13,018

Costs and expenses:
Casino	9,281	10,342	26,837	25,781	3,008
Lodging	2,106	1,740	6,670	6,029	896
Food and beverage	10,488	10,328	30,697	27,663	3,261
Retail	805	1,029	2,276	2,444	285
Other	2,966	4,338	10,185	11,367	913
Marketing	1,692	1,656	4,919	4,252	296
Management fee—related party	1,935	2,125	5,773	6,068	1,525
General and administrative	11,054	8,749	27,683	19,285	2,865
Merger costs	—	—	—	—	1,723
Depreciation and amortization	5,351	4,862	17,352	12,612	1,184
Loss on disposal of assets	20	—	26	24	—
Pre-opening	1,928	412	4,664	2,358	—

Total costs and expenses	47,626	45,581	137,082	117,883	15,956

Income (Loss) From Operations	(1,803)	7,784	(1,550)	19,379	(2,938)

Other income (expense):
Interest income	532	141	1,031	422	—
Interest expense, net of capitalized interest	(20,800)	(22,892)	(56,887)	(61,244)	(1,516)

Other expenses, net	(20,268)	(22,751)	(55,856)	(60,822)	(1,516)

Loss before income tax benefit	(22,071)	(14,967)	(57,406)	(41,443)	(4,454)
Income tax benefit	—	—	—	(2,277)	(1,521)

Net loss	(22,071)	(14,967)	(57,406)	(39,166)	(2,933)
Other comprehensive loss:
Net unrealized (loss) on cash flow hedges	(2,210)	(1,058)	(5,056)	(1,058)	—

Comprehensive loss	$(24,281)	$(16,025)	$(62,462)	$(40,224)	$(2,933)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hard Rock Hotel Holdings, LLC and Predecessor
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor		Predecessor
		Period From	Period From
	Nine Months	Feb 2, 2007	Jan 1, 2007
	Ended	to	to
	Sep 30, 2008	Sep 30, 2007	Feb 1, 2007
Cash flows from operating activities:
Net loss	$(57,406)	$(39,166)	$(2,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,829	8,175	1,184
Provision for losses on accounts receivable	35	(10)	74
Amortization of loan fees and costs	13,879	10,292	42
Amortization of intangibles	5,523	4,437	—
Change in value of interest rate caps	592	92	—
Loss on sale of assets	26	24	—
Deferred income taxes	—	(2,277)	(1,521)
(Increase) decrease in assets:
Accounts receivable	(6,196)	(4,840)	2,625
Inventories	(271)	577	54
Prepaid expenses	(55)	108	246
Related party receivable	(192)	—	399
Increase (decrease) in liabilities:
Accounts payable	70	2,796	(283)
Related party payable	1,689	1,294	(193)
Accrued interest payable	(355)	4,452	(643)
Long-term deferred compensation	—	—	(59)
Other accrued liabilities	(3,124)	(3,825)	354

Net cash used in operating activities	(33,956)	(17,871)	(654)

Cash flow from investing activities:
Purchases of property and equipment	(166,272)	(20,680)	(154)
Purchase of the Hard Rock Hotel & Casino, net of cash acquired	—	(719,546)	—
Proceeds from sale of operating assets	—	2
Construction payables	36,038	—	—
Restricted cash	(77,820)	(61,732)	—
Other assets	—	—	13

Net cash used in investing activities	(208,054)	(801,956)	(141)

Cash flows from financing activities:
Net proceeds from CMBS borrowings	94,567	9,860	3,500
Net proceeds from land acquisition borrowings	50,000	—	—
Proceeds from initial loan on purchase	—	760,000	—
Capital investment	120,422	113,949	—
Purchase of interest rate caps	(19,808)	(1,457)	—
Financing costs on debt	(5,810)	(46,909)	—

Net cash provided by financing activities	239,371	835,443	3,500

Net increase(decrease) in cash and cash equivalents	(2,674)	15,616	2,705
Cash and cash equivalents, beginning of period	14,157	—	8,536

	Successor		Predecessor
		Period From	Period From
	Nine Months	Feb 2, 2007	Jan 1, 2007
	Ended	to	to
	Sep 30, 2008	Sep 30, 2007	Feb 1, 2007
Cash and cash equivalents, end of period	$11,483	$15,616	$11,241

Supplemental cash flow information:
Cash paid during the period for interest	$47,707	$46,330	$2,112

Cash paid during the period for income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$—	$832,883	$—
Purchase price contributed by members	—	(58,178)	—
Cash paid	—	(730,521)	—

Liabilities assumed	$—	$44,184	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes To Unaudited Consolidated Financial Statements
1. COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
Basis Of Presentation and Nature of Business
Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI” or the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Predecessor owned the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”). DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P. and DLJMB HRH VoteCo, LLC are collectively referred to herein as the “DLJMB Parties” and Morgans Hotel Group Co. and Morgans Group, LLC are collectively referred to herein as the “Morgans Parties”. The DLJMB Parties and the Morgans Parties are the Company’s members.
The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the quarter and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
During the quarter ended September 30, 2008 in conjunction with preparing the Company’s 2007 income tax returns, the Company determined that certain deferred tax liabilities relating to book to tax basis differences in certain assets it acquired were not reflected on its balance sheet. As a result, the Company recorded an adjustment during the quarter ended September 30, 2008 to reflect such deferred tax liabilities. The net effect of the adjustment resulted in an increase to both deferred tax liabilities and goodwill of $42.2 million. The adjustment had no material effect on the Company’s income statement for the quarter or nine months ended September 30, 2008. The adjustment was not considered material to the Company’s historical financial statements and therefore restatement was not considered necessary.

Revenues and Complimentaries
Casino revenues are derived from patrons wagering on table games, slot machines, poker, sporting events and races. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. Casino revenue is recognized at the end of each gaming day.
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

	Successor				Predecessor
				Period From	Period From
			For the Nine Months	Feb 2, 2007	Jan 1, 2007
	Quarter ended	Quarter ended	ended	to	to
	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Feb 1, 2007
Food and beverage	$1,611	$1,215	$4,741	$3,681	$399
Lodging	469	410	1,389	1,631	175
Other	228	283	709	456	30

Total costs allocated to casino operating costs	$2,308	$1,908	$6,839	$5,768	$604

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the nine months and the quarter ended September 30, 2008, there were no cash incentives awarded.
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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”) which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No.161 required enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on the Company’s financial statements.
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the first nine months of 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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
On September 22, 2008, the Company amended the accretive interest rate cap agreement to adjust their notional amount upward in order to meet the lender-required cap on future debt. In addition, the Company determined that the amended interest rate cap qualifies for hedge accounting and the cap is designated as a cash flow hedge.
On August 1, 2008, certain subsidiaries of the Company completed an intercompany land purchase and a related financing with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the land acquisition financing, we purchased an interest rate cap agreement with an aggregate notional amount of $50.0 million with a LIBOR cap of 2.5%. We purchased a new interest rate cap agreement for $244,980, which was funded through a cash contribution made by the DLJMB Parties. We determined that the cap does not qualify for hedge accounting.
The Company held eleven interest rate caps at September 30, 2008 as follows (dollar amounts in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate
$410,000 (1)	Interest Cap	February 9, 2009	5.50%
$110,000 (1)	Interest Cap	February 9, 2009	5.50%
$200,000 (2)	Interest Cap	February 9, 2009	5.50%
$100,000 (2)	Interest Cap	February 9, 2009	5.50%
$65,000 (2)	Interest Cap	February 9, 2009	5.50%
$410,000 (2)	Interest Cap	February 9, 2010	2.50%
$607,879 (2)	Accreting Interest Cap	February 9, 2010	2.50%
$200,000 (2)	Interest Cap	February 9, 2010	2.50%
$100,000 (2)	Interest Cap	February 9, 2010	2.50%
$65,000 (2)	Interest Cap	February 9, 2010	2.50%
$50,000 (1)	Interest Cap	August 9, 2009	2.50%

(1)	The Company has determined the derivative does not qualify for hedge accounting.

(2)	The Company has determined the derivative does qualify for hedge accounting.
Eight of the derivatives have been designated as hedges according to SFAS No. 133 and, accordingly, the effective portion of the change in fair value of these instruments will be recognized in other comprehensive income.
For the nine months ended September 30, 2008, the total fair value of derivative instruments was $14.2 million. The change in fair value included in comprehensive income was $5.1 million, net of premium amortization. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the nine months ended September 30, 2008, the Company expensed $0.6 million to interest expense attributable to the derivatives not designated as hedges according to SFAS No. 133.
CMBS Facility
On May 30, 2008, we satisfied the conditions to draw on the construction loan provided under our CMBS facility. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. For the nine months and the quarter ended September 30, 2008, the Company drew approximately $94.6 million and $17.0 million respectively from the CMBS facility. The Company anticipates drawing additional amounts from the construction loan under the CMBS facility as needed.

Land Acquisition Financing
On August 1, 2008, certain of the Company’s subsidiaries completed an intercompany land purchase and a related financing with respect to an 11-acre parcel of land located adjacent to the Hard Rock. The proceeds from the financing, together with an equity contribution from the DLJMB Parties, were used to fully satisfy a $110 million amortization payment under the CMBS facility due in August 2008. In connection with the intercompany land purchase and related financing, HRHH Development Transferee, LLC (“HRHH Transferee”), one of the Company’s subsidiaries, entered into a land acquisition financing with Column Financial, Inc. The financing provided $50 million of the $110 million of proceeds necessary to purchase the 11-acre parcel from HRHH Development, LLC, another one of the Company’s subsidiaries (“HRHH Development”). Under the financing, interest will accrue at an annual rate equal to the 30-day London Interbank Offered Rate, plus a blended spread of 15.90%. At any time and from time to time, the lender may increase the blended spread up to a maximum interest rate specified in the loan documents. The Loan Agreement governing the financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the Loan Agreement are secured by a first mortgage lien on the 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The loan is also assumable by certain third party purchasers of a portion of the 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support for the loan. All outstanding amounts owed under the Loan Agreement become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default, including failure to make payments under the Loan Agreement, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in the Loan Agreement).
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2008, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $14.2 million.
2. INVENTORIES
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Retail merchandise	$1,279	$1,334
Restaurants and bars	1,812	1,422
Other inventory and operating supplies	91	155

Total Inventories	$3,182	$2,911

3. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$364,810	$364,810
Buildings and improvements	108,788	107,727
Furniture, fixtures and equipment	27,785	26,416
Memorabilia	4,067	4,006

Subtotal	505,450	502,959
Less accumulated depreciation and amortization	(22,833)	(11,313)
Construction in process	187,723	24,277

Total property and equipment, net	$670,340	$515,923

Depreciation and amortization relating to property and equipment was $11.8 million and $9.4 million for the nine months ended September 30, 2008 and 2007, respectively. Capitalized interest included in construction in process was $4.9 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.
4. AGREEMENTS WITH RELATED PARTIES
Management Agreement
Engagement of Morgans Management. The Company’s subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC, and Morgans Hotel Group Management LLC (“Morgans Management”), have entered into an Amended and Restated Property Management Agreement (the “Management Agreement”), pursuant to which the Company has engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities) and (ii) the asset manager of the 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between the Company’s subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).

Term; Termination Fee. The Management Agreement originally commenced on February 2, 2007 and expires after a 20-year initial term. This term may be extended at the Company’s election for two additional ten-year periods. The Management Agreement provides certain termination rights for the Company and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the Hard Rock Hotel.
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
The Company accrued or paid a base management fee of $1.3 million and $1.5 million and a gaming facilities support fee of $0.2 million and $0.0 million to Morgans Management and accrued or reimbursed it for $0.5 million and $0.6 million of chain services expenses for the quarters ended September 30, 2008 and 2007, respectively. The Company accrued or paid a base management fee of $3.8 million and $4.4 million and a gaming facilities support fee of $0.5 million and $0.0 million to Morgans Management and accrued or reimbursed it for $1.4 million and $1.7 million of chain services expenses for the nine months ended September 30, 2008 and 2007, respectively. No gaming facilities support fee was owed in 2007 because the fee was implemented in an amendment to the Management Agreement entered into in May 2008 following the Company’s assumption of the operation of gaming facilities at the Hard Rock in March 2008. The Predecessor paid Peter Morton and his affiliates a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year, plus additional reimbursable expenses.
Joint Venture Agreement Consulting Fee
Under the Company’s Second Amended and Restated Limited Liability Company Agreement (the “JV Agreement”), subject to certain conditions, the Company is required to pay DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”) (or its designee) a consulting fee of $250,000 each quarter in advance. In the event the Company is not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by our board of directors), then the payment of such fee will be deferred until such time as it may be permitted under such agreement.
Technical Services Agreement
On February 2, 2007, two subsidiaries of the Company and Morgans Management entered into a Technical Services Agreement pursuant to which the Company has engaged Morgans Management to provide technical services for the Company’s expansion project prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarters ended September 30, 2008 and 2007, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.1 million and $0.1 million, respectively, under the Technical Services Agreement. For the nine months ended September 30, 2008 and 2007, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.9 million and $0.4 million, respectively, under the Technical Services Agreement.

CMBS Facility
Prior to November 2007, Column Financial, Inc. (“Column”) was the administrative agent under the Company’s commercial mortgage-backed securities loan facility (the “CMBS facility”). Column is an indirect subsidiary of Credit Suisse, which is an affiliate of DLJ Merchant Banking, Inc. (“DLJMB”). In connection with Morgans’ and DLJMB’s acquisition of the Hard Rock and related assets through the Company, Morgans paid Column commitment fees in an aggregate amount equal to $11.6 million, which were deemed to be an equity contribution by Morgans to the Company at the closing of the acquisition. At the closing of the acquisition, the Company paid Column an origination fee equal to $30.6 million. Subsequently, on November 6, 2007, the Company paid Column an additional origination fee equal to $0.8 million for the $35 million increase in the maximum amount of the CMBS facility that occurred in connection with the refinancing of the CMBS facility on such date. In November 2007, Column ceased to be the administrative agent under the CMBS facility and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the facility. For the nine months and the quarter ended September 30, 2008, TriMont Real Estate Advisors, Inc. was paid $150,000 and $50,000, respectively, for the administrative agents fee and for the nine months and the quarter ended September 30, 2007, Column was paid $150,000 and $50,000, respectively, for the administrative agents fee.
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
During the initial term of the Casino Sublease, ending February 2, 2008, the Casino Operator withheld $275,000 per month from the revenue arising from gaming operations at the Hard Rock. This sum was paid to Golden Gaming, Inc. or its designee for the general management services it provided to the Casino Operator. In addition, the Company paid a fee of $225,000 to Golden Gaming, Inc. to extend the term of the Casino Sublease to February 29, 2008. The Casino Operator withheld and paid to Golden Gaming, Inc. $0.8 million during the nine months ended September 30, 2008, and $1.4 million and $0.8 million during the nine months and the quarter ended September 30, 2007, respectively.
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
Employment Agreement
Mr. Kwasniewski’s offer letter from Morgans Management provides for him to serve as President and Chief Operating Officer of HRHI. Pursuant to the offer letter, as amended in October 2007, Mr. Kwasniewski has received or is entitled to receive a base salary, an annual incentive bonus and equity awards. Under the offer letter, if Morgans Management terminates his employment without cause (as defined in his offer letter) on or after October 9, 2008, he will be entitled to receive one year’s base salary. If Morgans Management terminates his employment without cause, he also will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000.

Construction Commitments
Hard Rock Expansion Project. The expansion project at the Hard Rock is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and included upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations were completed by the end of the third quarter 2008. We expect the expansion to be complete by late 2009. The project is being funded from the Company’s existing debt funding under our CMBS facility and, if necessary, capital contributions from the DLJMB Parties.
On February 22, 2008, the Company entered into a Construction Management and General Contractor’s Agreement (the “Contract”) with M.J. Dean Corporation Inc. (“MJ Dean”). The Contract sets forth the terms and conditions pursuant to which MJ Dean will construct the expansion project. The Contract provides that the project will be broken into multiple phases and that the parties will negotiate multiple guaranteed maximum price work authorizations for each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a phase, the Company may, at its option, (a) require MJ Dean to construct the subject phase on a cost-plus basis, (b) agree to alternative arrangements with MJ Dean or (c) terminate the Contract. As of September 30, 2008, the Company had delivered work authorization orders to M.J. Dean for an aggregate of $595.1 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
The Company entered into a design build agreement with Pacific Custom Pools, Inc (PCI), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project at the Hard Rock. The contract includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, Spas, Lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $17.0 million of work.
The Company has signed construction commitments for an aggregate of approximately $648.3 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008 and 2009. As of September 30, 2008, the Company had incurred approximately $110.5 million of project costs under such commitments and had $537.8 million remaining commitments outstanding.
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

In October 2008, a lawsuit was filed naming HRHH IP LLC (a subsidiary of the Company), Morgans, Live! Holdings, LLC and The Cordish Companies by Hard Rock Cafe International (USA), Inc. (“HRCI”). The allegations in the lawsuit claim a breach of certain provisions of the Trademark License and Cooperation Agreement dated as of June 7, 1996, by which the Company uses the trademarks “Hard Rock Hotel” and “Hard Rock Casino” in its business, together with certain other claims, including federal and New York State trademark infringement, dilution and false origin claims by all of the named defendants. This lawsuit has not been served and HRCI indicated that service will not be made during the on-going negotiations between HRCI and the Company. The relief sought by the lawsuit is injunctive relief, exemplary damages and unspecified monetary damages. If necessary, the Company will vigorously oppose the allegations made in the lawsuit and the claims for relief.
The Company is a defendant in various other lawsuits relating to routine matters incidental to the Company’s business.
Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2008.
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

6. CAPITAL CONTRIBUTIONS BY MEMBERS
For the quarter ended September 30, 2008, the DLJMB Parties had contributed $76.6 million in cash and no letters of credit and the Morgans Parties contributed $0.3 million in cash and no letters of credit. For the nine months ended September 30, 2008, the DLJMB Parties had contributed $119.0 million in cash and $102.2 million in letters of credit and the Morgans Parties had contributed $1.4 million in cash and $2.5 million in letters of credit. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project.
7. SUBSEQUENT EVENTS
On October 24, 2008, the Company’s board of directors (the “Board”) and the Company’s members determined to increase the base salary of the President and Chief Operating Officer of the Hard Rock, Andrew A. Kwasniewski, from $625,000 to $725,000 per year effective August 1, 2008, and to increase his target annual bonus for 2008 and subsequent years from 70% to 100% of his base salary. The Board and the members of the Company also evaluated Mr. Kwasniewski’s performance through the first ten months of 2008, and have determined that his bonus for 2008 will be no less than his newly established target bonus. The Board and the members of the Company have also committed to complete an amendment to Mr. Kwasniewski’s existing offer letter from Morgans Management, including these and other terms.

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
The Las Vegas market has been adversely affected by weakness in the United States economy, which has resulted in a general softening of lodging rates in the Las Vegas market. This economic trend negatively impacted our operating results for the quarter and nine months ended September 30, 2008, as we experienced lower visitation at our property and strategically lowered room prices to maximize occupancy levels. We expect the trend to continue for the remainder of 2008 and that it could adversely affect our revenue in future periods.
For the quarter ended September 30, 2008, Hard Rock’s gross revenues were derived 27.9% from gaming operations, 39.8% from food and beverage, 19.6% from lodging and 12.7% from retail and other sales. For the nine months ended September 30, 2008, Hard Rock’s gross revenues were derived 28.2% from gaming operations, 38.4% from food and beverage, 21.3% from lodging and 12.1% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and include upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations were completed by the end of the third quarter 2008. We expect the expansion to be complete by late 2009. We currently have budgeted approximately $760 million to complete the expansion project. Because of the substantial costs we expect to incur during the expansion project, our financial condition, results of operations and liquidity for periods during the project are not expected to be comparable to our financial condition, results of operations and liquidity for periods before or after completion of the project.
We completed the acquisition of the Hard Rock and related assets on February 2, 2007. The following discussion and analysis covers periods both prior and subsequent to the acquisition. Our Predecessor’s historical consolidated financial statements included herein for the period from January 1, 2007 to February 2, 2007 represent the financial condition, results of operations and liquidity of the Predecessor prior to the closing of the acquisition. Our historical consolidated financial statements included herein for the period following the closing of the acquisition represent our financial condition, results of operation and liquidity after the closing of the acquisition. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after February 2, 2007 may not be comparable to the information prior to that date. For comparative purposes, below we have included a comparison of our results of operations for the nine months and the quarter ended September 30, 2008 to our and our Predecessor’s combined results of operations for the nine months and the quarter ended September 30, 2007. While the Company believes that a comparison of the results of operations for these periods provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the acquisition and the financing for the acquisition have had on the amount of interest expense and depreciation and amortization we incur following the closing.

Prior to the time we satisfied all conditions to the necessary gaming approvals, we were prohibited from receiving any revenues of the casino at the Hard Rock. As such, we leased our casino to a licensed third party, Golden HRC, LLC (the “Casino Operator”), pursuant to a definitive lease agreement entered into by HRHI and the Casino Operator on November 6, 2006 with a term beginning on February 2, 2007 (the “Casino Sublease”). Under the Casino Sublease, the Casino Operator conducted the gaming operations at the casino. The Casino Sublease provided for base rent equal to $1.725 million per month. In addition to the base rent, the Casino Operator was required to pay for certain rent-related costs. According to the Casino Sublease, the Casino Operator would withhold, as an expense, from the revenue arising from operations at the casino, a sum in the amount of $275,000 per month. On January 24, 2008, one of our subsidiaries received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, which became effective on February 14, 2008. On March 1, 2008, the subsidiary assumed the gaming operations at the Hard Rock and terminated the Casino Sublease.
We evaluate our variable interests in accordance with FIN 46R, to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The gaming operations at our casino were operated by the Casino Operator, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. Upon termination of the Casino Sublease on March 1, 2008 the Casino Operator relinquished all of the gaming assets to us and, in return, we forgave the remaining balance on the Gaming Asset Note. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as become due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Upon termination of the Casino Sublease, there were no excess funds remaining in the surplus fund reserve. We believe that while the Casino Sublease was in effect we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements.
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

Results of Operations
Comparison of Quarter Ended September 30, 2008 to Quarter Ended September 30, 2007
The following table presents our consolidated operating results for the quarter ended September 30, 2008 and the quarter ended September 30, 2007, and the change in these results between the two periods.

	Quarter Ended	Quarter Ended	Change	Change
	Sep 30, 2008	Sep 30, 2007	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$14,261	$14,891	$(630)	-4.2%
Lodging	9,992	12,848	(2,856)	-22.2%
Food and beverage	20,331	21,971	(1,640)	-7.5%
Retail	1,737	1,932	(195)	-10.1%
Other	4,722	6,072	(1,350)	-22.2%
Less: promotional allowances	(5,220)	(4,349)	(871)	20.0%

Net revenues	45,823	53,365	(7,542)	-14.1%

COSTS AND EXPENSES:
Casino	9,281	10,342	1,061	10.3%
Lodging	2,106	1,740	(366)	-21.0%
Food and beverage	10,488	10,328	(160)	-1.5%
Retail	805	1,029	224	21.8%
Other	2,966	4,338	1,372	31.6%
Marketing	1,692	1,656	(36)	-2.2%
Management fee—related party	1,935	2,125	190	8.9%
General and administrative	11,054	8,749	(2,305)	-26.3%
Depreciation and amortization	5,351	4,862	(489)	-10.1%
Loss on disposal of assets	20	—	(20)	0.0%
Pre-opening	1,928	412	(1,516)	-368.0%

Total costs and expenses	47,626	45,581	(2,045)	-4.5%

INCOME/(LOSS) FROM OPERATIONS	(1,803)	7,784	(9,587)	-123.2%
Interest income	532	141	391	277.3%
Interest expense, net of capitalized interest	(20,800)	(22,892)	2,092	-9.1%

Net (loss)	(22,071)	(14,967)	(7,104)	47.5%
Other Comprehensive Loss:
Unrealized loss on interest rate swap, net of tax	(2,210)	(1,058)	(1,152)	108.9%

Comprehensive (loss)	$(24,281)	$(16,025)	$(8,256)	51.5%

Results of Operations for the Quarter Ended September 30, 2008 Compared to the Results of Operations for the Quarter Ended September 30, 2007
Net Revenues. Net revenues decreased 14.1% for the quarter ended September 30, 2008 to $45.8 million compared to $53.4 million for the quarter ended September 30, 2007. The $7.5 million decrease in net revenues was primarily attributable to a $0.6 million or 4.2% decrease in casino revenue, a $2.9 million or 22.2% decrease in lodging revenue, a $1.6 million or 7.5% decrease in food and beverage revenue, a $0.2 million or 10.1% decrease in retail revenue and a $1.3 million or 22.2% decrease in other revenue, and a $0.9 million or 20% increase in promotional allowances related to items furnished to customers on a complimentary basis.
Casino Revenues. The $0.6 million decrease in casino revenues to $14.3 million was primarily due to a $1.5 million or 33.9% decrease in slot revenue, a $0.1 million or 56.7% decrease in race and sports revenue, which was slightly offset by a $0.9 million or 8.5% increase in table games revenue and a $0.2 million increase in revenue as a result of opening our poker lounge in August 2009. The increase in table games revenues was due to an increase in table games hold percentage and an increase in table games drop. Management believes that table games drop increased because of an increase in “hosted play” (i.e., players attracted to the Hard Rock’s casino by our casino hosts). “Non-hosted” play continues to be adversely affected due to the softness in the Las Vegas market. The table games hold percentage increased 50 basis points to 15.8% from 15.3%, which was within the expected range of 12% to 16%. Table games drop increased $3.6 million or 5.4% to $70.1 million from $66.5 million. The average number of table games in operations was reduced from 92 tables in 2007 to 87 tables in 2008. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,379 from $1,206, an increase of $173 or 14.3%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended September 30, 2008 was 19.1% compared to 17.2% for the quarter ended September 30, 2007. Slot machine revenues decreased $1.6 million from $4.5 million to $2.9 million. Slot machine handle increased $13.7 million from $81.0 million to $94.7 million. However, slot machine hold percentage decreased 250 basis points from 5.5% to 3.0%, which was less than the expected range of 4% to 7%. Management believes that an increase in high limit “hosted play” contributed to the increased slot machine handle for the quarter ended September 30, 2008. The average number of slot machines in operation decreased to 505 from 554, a decrease of 49 machines or 8.8%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day of $61.40 from $88.01, a decrease of $26.61 or 30.2%. Race and sports book revenue decreased $0.1 million due to a increase in race and sports book write and an decrease in hold percentage. The race and sports book write increased $0.4 million to $5.4 million in the quarter ended September 30, 2008 from $5.0 million in the quarter ended September 30, 2007. Race and sports book hold percentage decreased 2.8 percentage points to 1.8% from 4.6%, which was more than the expected range of 4% to 9%. Management believes the under hold was a result of increased wagering from “hosted play"(i.e., players attracted to the Hard Rock’s casino by our casino hosts).
Lodging Revenues. The $2.9 million decrease in lodging revenues to $10.0 million was primarily due to a decrease in average daily rate to $193 from $231, which management believes resulted from poor economic conditions and a general softening of rates within the Las Vegas market. Hotel occupancy decreased slightly to 92.4% from 94.4% between periods.
Food and Beverage Revenues. The $1.6 million decrease in food and beverage revenues was due primarily to a $0.2 million decrease in Sports Deluxe Bar, which was closed to accommodate our high-limit slot machine room that had to be moved to make room for Wasted Space, a $0.2 million decrease in Pink Taco, a $0.6 million decrease in Banquets and a $0.2 million decrease in Mr. Lucky’s, a $0.2 million decrease in AJ’s Steakhouse, a $0.3 million decrease in Beach Club, a $0.5 million decrease in Body English and $0.3 million decrease in Ago versus Simon Kitchen and Bar in 2007, Joint Bar, Starbucks, Center Bar, Room Service and Service Bar. These decreases were partially offset by a $0.9 million increase in Wasted Space, which opened in place of Las Vegas Lounge in late July, 2008. Management believes that the disruption to parking due to the construction of the expansion project has had a negative impact on patron visitation of its food and beverage outlets.
Retail Revenues. The $0.2 million decrease in retail revenue was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

Other Revenues. Other revenue decreased approximately $1.4 million due to a $0.7 million decrease in entertainment revenue and a $0.6 million decrease in Brannon Hair, the Rock Spa, Sundries and other miscellaneous revenue. Management believes the entertainment revenue decreased due to 6 outdoor concerts and two professional fighting events that were held in the third quarter of 2007 and did not repeat in 2008. The Hard Rock hosted 29 and 39 entertainment events in the third quarter of 2008 and 2007 respectively.
Promotional Allowances. Promotional allowances increased $0.9 million or 20% over the prior period for the quarter ended September 30, 2008. Promotional allowances increased as a percentage of total revenues to 10.2% from 7.5% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by Casino Marketing.
Casino Expenses. Casino expenses decreased $1.1 million or 10.3% to $9.3 million from $10.3 million. The decrease was primarily due to a $0.8 million decrease in the amount paid to the Casino Operator under the Casino Sublease, which was terminated February 29, 2008, a $0.3 million decrease in other miscellaneous operating supplies.
Lodging Expenses. Lodging costs and expenses increased 21.0% or $0.4 million to $2.1 million for the quarter ended September 30, 2008. Lodging expenses increased from the prior period due primarily to approximately a $0.1 million increase in bad debt and a $0.3 million increase in other miscellaneous operating supplies.
Food and Beverage Costs And Expenses. Food and beverage costs and expenses increased by 1.5% or $0.2 million over the prior period for the quarter ended September 30, 2008. Food and beverage costs and expenses in relation to food and beverage revenues increased to 51.6% from 47% in the prior year on decreases in food and beverage revenues of 7.5% to $20.0 million from $22.0 million. Management believes these revenue decreases were primarily derived from the closing of outlets to accommodate our expansion plans. The increase was primarily due to a $0.5 million increase in payroll and related expenses, a $0.4 million increase in professional services for disc jockeys and special events, which was partially offset by a $0.3 million decrease in food and beverage product costs and a decrease of $0.4 million in other miscellaneous operating supplies.
Retail Costs and Expenses. Retail costs and expenses decreased 21.8% or $224 thousand in the quarter ended September 30, 2008, due to improved controls and a more focused buying effort.
Other Costs and Expenses. Other costs and expenses decreased 31.6% or $1.4 million over the prior period for the quarter ended September 30, 2008. Other costs and expenses in relation to other income decreased to 62.8% from 71.4%. Concert and event costs were down $1.3 million over the prior period for the quarter ended September 30, 2008, as a result of hosting ten less concerts and events, and other costs and expenses decreased $0.1 million from the prior period for the quarter ended September 30, 2008.
Marketing, General and Administrative. Marketing, general and administrative expenses increased 22.5% or $2.3 million over the prior period for the quarter ended September 30, 2008. Marketing, general and administrative expenses in relation to gross revenues increased to 25.0% from 18.0%. The $2.3 million increase in these expenses was primarily due to a $0.7 million increase in legal and professional services to acquire our gaming license, a $1.4 million increase in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs and a $0.2 increase other miscellaneous expenses.
Management Fee—Related Party. Management fee—related party expenses decreased $0.2 million or 8.9% to $1.9 million from $2.1 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues and all other income.
Depreciation and Amortization. Depreciation and amortization expense increased by $0.5 million to $5.4 million for the quarter ended September 30, 2008 from $4.9 million for the quarter ended September 30, 2007. The increase in depreciation is based upon the estimated fair value of the assets acquired in the acquisition of the Hard Rock.

Interest Expense. Interest expense decreased $2.1 million to $20.8 million from $22.9 million, a decrease of 9.1%. This decrease reflects the interest expense resulting from a decrease in LIBOR and an offsetting increase in additional capitalized interest, as a result of the expansion and deferred financing amortization in connection with the acquisition. The deferred financing amortization occurs over the 36-month life of the CMBS loans at approximately $1.5 million per month and over the 12-month life of the land acquisition loan at approximately $0.2 million per month. The Company incurred approximately $17.0 million of new debt under the CMBS facility and $50.0 million of new debt under the land acquisition loan during the quarter ended September 30, 2008. Payments of the new debt under the CMBS facility and land acquisition loan are subject to a LIBOR cap of 2.5%.
Pre-opening Expenses. Pre-opening expenses increased $1.5 million to $1.9 million for the quarter ended September 30, 2008 from $0.4 million for the quarter ended September 30, 2007. The increase is primarily related to $0.9 million toward the opening of Wasted Space, which opened in July 2008, $0.3 million toward the opening of the Poker Lounge, which opened in August 2008 and $0.3 million toward the opening of the new meeting space and towers, which will open in 2009.
Income Taxes. The Company reported no income tax benefit for the quarter ended September 30, 2008 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under SFAS 109 and as further discussed below. As a result of the purchase allocation on February 1, 2007, the Company had net deferred tax liabilities of $57.4 million, which consisted of $2.6 million and $54.8 million of indefinite life intangibles and land respectively. Subsequent to the Closing Date and as of September 30, 2008, deferred tax liabilities of $1.1 million were utilized against deferred tax assets of $47.0 million. In addition, subsequent to the Closing Date, the Company established and continues to maintain a full valuation allowance of $45.9 million on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles and land) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
During the quarter ended September 30, 2008 in conjunction with preparing our 2007 income tax returns, we determined that certain deferred tax liabilities relating to book to tax basis differences in certain assets we acquired were not reflected on our balance sheet. As a result, we recorded an adjustment during the quarter ended September 30, 2008 to reflect such deferred tax liabilities. The net effect of the adjustment resulted in an increase to both deferred tax liabilities and goodwill of $42.2 million. The adjustment had no material effect on our income statement for the quarter ended September 30, 2008. The adjustment was not considered material to our historical financial statements and therefore restatement was not considered necessary.
Other Comprehensive Loss. For the quarter ended September 30, 2008, the total fair value of derivative instruments that qualify for hedge accounting changed by $1.2 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive (Loss) Income. Comprehensive loss was $24.3 million compared to a comprehensive loss of $16.0 million during the prior quarter period. The decrease was due to the factors described above.

Comparison of the Nine Months ended September 30, 2008 to the Nine Months ended September 30, 2007
The following table presents our consolidated operating results for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, and the change in these results between the two periods.

	Nine Months	Nine Months
	Ended	Ended	Change	Change
	Sep 30, 2008	Sep 30, 2007	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$42,559	$44,575	$(2,016)	-4.5%
Lodging	32,139	36,292	(4,153)	-11.4%
Food and beverage	57,851	61,458	(3,607)	-5.9%
Retail	4,927	5,129	(202)	-3.9%
Other	13,377	14,830	(1,453)	-9.8%
Less: promotional allowances	(15,321)	(12,004)	(3,317)	27.6%

Net revenues	135,532	150,280	(14,748)	-9.8%

COSTS AND EXPENSES:
Casino	26,837	28,789	1,952	6.8%
Lodging	6,670	6,925	255	3.7%
Food and beverage	30,697	30,924	227	0.7%
Retail	2,276	2,729	453	16.6%
Other	10,185	12,280	2,095	17.1%
Marketing	4,919	4,548	(371)	-8.2%
Management fee—related party	5,773	7,593	1,820	24.0%
General and administrative	27,683	22,150	(5,533)	-25.0%
Merger costs	—	1,723	1,723	100.0%
Depreciation and amortization	17,352	13,796	(3,556)	-25.8%
Loss on disposal of assets	26	24	(2)	-8.3%
Pre-opening	4,664	2,358	(2,306)	-97.8%

Total costs and expenses	137,082	133,839	(3,243)	-2.4%

INCOME/(LOSS) FROM OPERATIONS	(1,550)	16,441	(17,991)	-109.4%
Interest income	1,031	422	609	144.3%
Interest expense, net of capitalized interest	(56,887)	(62,760)	5,873	-9.4%

(Loss) before income tax benefit	(57,406)	(45,897)	(11,509)	25.1%
Income tax (benefit)	—	(3,798)	(3,798)	100.0%

Net (loss)	(57,406)	(42,099)	(15,307)	36.4%
Other Comprehensive Loss:
Unrealized loss on interest rate swap, net of tax	(5,056)	(1,058)	(3,998)	377.9%

Comprehensive (loss)	$(62,462)	$(43,157)	$(19,305)	44.7%

Net Revenues. Net revenues decreased 9.8% for the nine months ended September 30, 2008 to $135.5 million compared to $150.3 million for the nine months ended September 30, 2007. The $14.7 million decrease in net revenues was primarily attributable to a $2.0 million or 4.5% decrease in casino revenue, a $4.2 million or 11.4% decrease in lodging revenue, a $3.6 million or 5.9% decrease in food and beverage revenue, a $1.5 million or 9.8% decrease in other revenues, a $0.2 million decrease in retail revenues or 3.9% and a $3.3 million or 27.6% increase in promotional allowances related to items furnished to customers on a complimentary basis.

Casino Revenues. The $2.0 million decrease in casino revenues to $42.6 million was primarily due to a $0.4 million or 1.2% decrease in table games revenue, a $2.1 million or 16.5% decrease in slot revenue, which was slightly offset by a $0.5 million or 51.2% increase in poker, race and sports revenue. The decrease in table games revenues was due to a decrease in table games drop. Management believes that table games drop declined because of a decrease in “non-hosted play” (i.e., general players attracted to the Hard Rock’s casino other than through our casino hosts), which continues to be adversely affected due to the softness in the Las Vegas market. However, the decrease in “non-hosted play” has been slightly offset by the increase in “hosted play”. Table games hold percentage was flat year over year at 14.6%, which was within the expected range of 12% to 16%. Table games drop decreased $2.4 million or 1.2% to $209 million from $211 million. The average number of table games in operations was reduced from 90 tables in 2007 to 85 tables in 2008. The net result of these changes in drop and average number of table games in operation was an increase in win per table game per day to $1,315 from $1,258, an increase of $56 or 4.5%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the nine months ended September 30, 2008 was 17.8% compared to 16.8% for the nine months ended September 30, 2007. Slot machine revenues decreased $2.1 million from $12.7 million to $10.6 million. Slot machine handle increased $64.8 million from $253 million to $317 million. However, slot machine hold percentage decreased 170 basis points from 5.0% to 3.3%, which was less than the expected range of 4% to 7%. Management believes that a high limit slot tournament contributed to the increased slot machine handle for the nine months ended September 30, 2008. The average number of slot machines in operation decreased to 505 from 555, a decrease of 50 machines or 9.1%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day from $84.03 to $77.59, a decrease of $6.44 or 7.7%. Race and sports book revenue increased $0.2 million due to an increase in hold percentage. The race and sports book write decreased $0.2 million to $16.8 million in the nine months ended September 30, 2008 from $17.0 million in the nine months ended September 30, 2007. Race and sports book hold percentage increased 1.3 percentage points to 6.7% from 5.4%, which was within the expected range of 4% to 9%.
Lodging Revenues. The $4.2 million decrease in lodging revenues to $32.1 million was primarily due to a decrease in average daily rate to $201 from $221, which management believes resulted from poor economic conditions and a general softening of rates within the Las Vegas market. Hotel occupancy declined 70 basis points to 93.6% from 94.3% for the nine months ended September 30, 2008 and 2007, respectively.
Food and Beverage Revenues. The $3.6 million decrease in food and beverage revenues was due primarily to a $0.3 million decrease in Las Vegas Lounge, due to closing the outlet in order to make room for Wasted Space, a $0.6 million decrease in Mr. Lucky’s, a $0.5 million decrease in Pink Taco, a $0.3 million decrease in AJ’s Steakhouse, a $0.5 million decrease in Body English, a $1.6 million decrease in Banquets, a $0.6 million decrease in Sports Deluxe Bar, which was closed to accommodate our high-limit slot machine room that had to be moved to make room for Wasted Space and a $0.5 million decrease in Starbucks, Room Service, Center Bar and the Joint Bar. These decreases were partially offset by a $0.5 million increase in Ago versus Simon Kitchen and Bar in 2007, a $0.5 million increase in Beach Club, and $0.3 million increase in the Poker Lounge Bar and Service Bar. Management believes that the disruption to parking due to the construction of the expansion project has had a negative impact on patron visitation of its food and beverage outlets.
Retail Revenues. The $.2 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.
Other Revenues. Other revenue decreased approximately $1.5 million due to a $0.3 million decrease in Cuba Libre, due to closing the outlet in order to make room for the Poker Lounge, a $0.5 million decrease in Sundries due to a temporary relocation to a smaller space until the new expanded space became available in September 2008, a $0.5 million decrease in Beach Club Retail, a $0.3 million decrease in Rock Spa and a $0.2 million decrease in Love Jones, entertainment and Brannon Hair. These decreases were slightly offset by a $0.3 million increase in miscellaneous other revenues.

Promotional Allowances. Promotional allowances increased $3.3 million or 27.6% over the prior period for the nine months ended September 30, 2008. Promotional allowances increased as a percentage of total revenues to 10.2% from 7.4% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by Casino Marketing.
Casino Expenses. Casino expenses decreased $2.0 million or 6.8% to $26.8 million from $28.8 million. The decrease was primarily due to a $0.2 million decrease in payroll and related expenses, a $1.6 million decrease in the amount paid to the Casino Operator under the Casino Sublease, which was terminated February 29, 2008, a $0.9 million decrease in taxes and licenses, which was partially offset by a $0.3 million increase in promotional events and activities, a $0.4 million increase in bad debt expense, customer discounts and other miscellaneous operating supplies. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.
Lodging Expenses. Lodging costs and expenses decreased 3.7% or $0.3 million to $6.7 million for the nine months ended September 30, 2008. Lodging expenses in relation to lodging revenues decreased to 20.7% from 19.1% in the prior period due primarily to approximately $0.2 million related to a decrease in labor and related expenses, $0.1 million decrease in credit card fees, and other miscellaneous operating supplies.
Food and Beverage Costs And Expenses. Food and beverage costs and expenses decreased by 0.7% or $0.2 million over the prior period for the nine months ended September 30, 2008. Food and beverage costs and expenses in relation to food and beverage revenues increased to 53.1% from 50.3% in the prior year due primarily to decreases in food and beverage revenues of 5.9% to $57.9 million from $61.5 million. Management believes these revenue decreases were primarily derived from the closing of outlets to accommodate our expansion plans. Payroll and related expenses have increased $0.8 million for the nine months ended September 30, 2008 and this was partially offset by a decrease of $0.7 million in other operating supplies and miscellaneous expenses and a $0.3 million decrease in product costs.
Retail Costs and Expenses. Retail costs and expenses decreased 16.6% or $0.5 million from the prior period for the nine months ended September 30, 2008. Retail costs and expenses in relation to retail revenues decreased to 46.2% from 53.2% in the prior period due to improved controls and a more focused buying effort.
Other Costs and Expenses. Other costs and expenses decreased 17.1% or $2.1 million over the prior period for the nine months ended September 30, 2008. Other costs and expenses in relation to other income decreased to 76.1% from 82.8%. The decrease was primarily due to a $0.4 million decrease in payroll and related expenses, and event costs decreased $1.7 million over the prior period for the nine months ended September 30, 2008, as a result of hosting less concerts and events.
Marketing, General and Administrative. Marketing, general and administrative expenses increased 22.1% or $5.9 million over the prior period for the nine months ended September 30, 2008. Marketing, general and administrative expenses in relation to gross revenues increased to 21.6% from 16.5%. The $5.9 million increase in these expenses was primarily due to a $3.1 million increase in legal and professional services to acquire our gaming license, a $1.3 million increase in legal and professional services associated with our Form 10 registration and ongoing public filing requirements, a $4.7 million increase in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs. These costs were offset by a $0.7 million refund in use taxes related to meals served in our employee dining room, a decrease of $0.4 million in the early retirement of debt, which the Predecessor paid in January, 2007, a $0.4 million decrease in payroll and related expenses, a $1.5 million decrease in management bonus expense and a $0.2 million decrease in other miscellaneous expenses.
Management Fee—Related Party. Management fee—related party expenses decreased $1.8 million or 24.0% to $5.8 million from $7.6 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues and all other income. In contrast, the Predecessor paid Mr. Morton and his affiliates a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentary for each year, plus additional reimbursable expenses.

Merger Costs. The Predecessor expensed $1.7 million for the nine months ended September 30, 2007 related to the acquisition of the Hard Rock. The amount expensed for the nine months ended September 30, 2007 consisted of $1.1 million for bonuses to executives, $0.5 million for stay bonuses and related taxes, and $0.1 million in fees for legal advisors. There was nothing expensed for the nine months ended September 30, 2008.
Depreciation and Amortization. Depreciation and amortization expense increased by $3.6 million to $17.4 million for the nine months ended September 30, 2008 from $13.8 million for the nine months ended September 30, 2007. The increase in depreciation is based upon the estimated fair value of the assets acquired in the acquisition of the Hard Rock.
Interest Expense. Interest expense decreased $5.9 million to $56.9 million from $62.8 million, a decrease of 9.4%. This decrease reflects the interest expense resulting from a decrease in LIBOR and an offsetting increase in additional capitalized interest, as a result of the expansion and deferred financing amortization in connection with the acquisition. The deferred financing amortization occurs over the 36-month life of the CMBS loans at approximately $1.5 million per month and over the 12-month life of the land acquisition loan at approximately $0.2 million per month. The Company incurred approximately $94.6 million of new debt under the CMBS facility and $50.0 million of new debt under the land acquisition loan during the nine months ended September 30, 2008. Payments of the new debt under the CMBS facility and land acquisition loan are based upon LIBOR, subject to an interest rate cap of 2.5%, plus a spread of 4.25% for the CMBS facility and a blended spread of 15.90% for the land acquisition loan. At any time and from time to time, the lender may increase the blended spread on the land acquisition loan up to a maximum interest rate specified in the loan documents.
Pre-opening Expenses. Pre-opening expenses increased $2.3 million to $4.7 million for the nine months ended September 30, 2008 from $2.4 million for the nine months ended September 30, 2007. The increase is primarily related to $1.1 million on the opening of Ago in the first quarter of 2008, $1.9 million toward the opening of Wasted Space, which opened in July 2008, $0.6 million toward the opening of the Poker Lounge, which opened in August 2008 and $1.1 million toward the opening of the new meeting space and towers, which is scheduled to open in 2009.
Income Taxes. The Company reported no income tax benefit for the nine months ended September 30, 2008 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under SFAS 109 and as further discussed below. As a result of the purchase allocation on February 1, 2007, the Company had net deferred tax liabilities of $57.4 million, which consisted of $2.6 million and $54.8 million of indefinite life intangibles and land respectively. Subsequent to the Closing Date and as of September 30, 2008, deferred tax liabilities of $1.1 million were utilized against deferred tax assets of $47.0 million. In addition, subsequent to the Closing Date, the Company established and continues to maintain a full valuation allowance of $45.9 million on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles and land) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
During the quarter ended September 30, 2008 in conjunction with preparing our 2007 income tax returns, we determined that certain deferred tax liabilities relating to book to tax basis differences in certain assets we acquired were not reflected on our balance sheet. As a result, we recorded an adjustment during the quarter ended September 30, 2008 to reflect such deferred tax liabilities. The net effect of the adjustment resulted in an increase to both deferred tax liabilities and goodwill of $42.2 million. The adjustment had no material effect on our income statement for the nine months ended September 30, 2008. The adjustment was not considered material to our historical financial statements and therefore restatement was not considered necessary.
Other Comprehensive Loss. For the nine months ended September 30, 2008, the total fair value of derivative instruments that qualify for hedge accounting changed by $4.0 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities.

Comprehensive (Loss) Income. Comprehensive loss was $62.5 million for the nine months ended September 30, 2008 compared to a comprehensive loss of $43.2 million during the nine months ended September 30, 2007. The decrease was due to the factors described above.
Liquidity
As of September 30, 2008, we had approximately $11.5 million in available cash and cash equivalents. As of September 30, 2008, our total long-term debt, including the current portion, was approximately $938.0 million and our total member’s equity was approximately $170.4 million, yielding a debt-to-equity ratio of approximately 5.5 to 1. The Company has both short-term and long-term liquidity requirements as described in more detail below.
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
We expect our short-term liquidity requirements for the next twelve months to include (a) expenditures of $400 million (of the total budgeted amount of $760 million) for the expansion and renovation of the Hard Rock and (b) additional expenses of 3% of the Hard Rock’s gross revenues for replacements and refurbishments at the Hard Rock. We have signed construction commitments of which approximately $538 million was unfunded at September 30, 2008. These commitments consist of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008 and 2009. For a further description of these payments, see “—Anticipated Capital Expenditures and Liquidity Requirements,”“— Capital Expenditures, Interest Expense and Reserve Funds” and “— Contractual Obligations and Commitments.”
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
Anticipated Capital Expenditures and Liquidity Requirements
In March 2007, we announced a large-scale expansion and renovation project at the Hard Rock. Renovations to the property began in the fourth quarter of 2007, including upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas were renovated. These renovations were completed by the end of the third quarter 2008 and the remainder of the expansion is scheduled to be completed by late 2009.

We have entered into a Construction Management and General Contractor’s Agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which sets forth the terms and conditions pursuant to which M.J. Dean will construct the expansion project. The contract provides that the project will be broken into multiple phases, each of which will be governed by a separate guaranteed maximum price work authorization order. As of September 30, 2008, we had delivered work authorization orders to M.J. Dean for an aggregate of $595.1 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
On May 30, 2008 and August 1, 2008, DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P. and DLJMB HRH VoteCo, LLC (collectively, the “DLJMB Parties”) and Morgans Hotel Group Co. and Morgans Group LLC (collectively, the “Morgans Parties”) amended the joint venture agreement that governs the Company. Pursuant to the joint venture agreement, subject to the terms and conditions contained therein, the DLJMB Parties have committed to make additional capital contributions to us in an aggregate amount of up to $254.0 million (referred to as the “New Capital”). The $254.0 million new commitment will be reduced by New Capital provided by the DLJMB Parties after February 8, 2008. Of the New Capital amount, up to $144.0 million will be allocated to the expansion project (including certain interest payment and cash requirements of the Company during the pre-construction and construction periods of the project). As of September 30, 2008, $10.0 million was remaining under this commitment. Up to $110.0 million of the New Capital amount will be made available (to the extent needed) to fund capital requirements relating to the approximately 15.0 acres of excess land located adjacent to the Hard Rock Hotel & Casino. On August 1, 2008, certain of our subsidiaries completed an intercompany land purchase and a related financing with respect to 11 of the acres. The DLJMB Parties contributed approximately $74.3 million under the $110.0 million commitment to fund a portion of the $110.0 million purchase price for the intercompany land purchase and to pay for all costs and expenses in connection with its closing and related financing. Another $50.0 million was borrowed by one of our subsidiaries under a new Loan Agreement to fund the remaining portion of the purchase price. The remaining portion of the DLJMB Parties’ commitment relating to the excess land may be used (to the extent needed) to fund certain interest reserve and prepayment premium requirements under the Loan Agreement.
On May 30, 2008, we satisfied the conditions to draw on the construction loan provided under our CMBS facility. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. As of September 30, 2008, we had drawn $223.0 million under the construction loan. We anticipate drawing additional amounts from the construction loan under the CMBS facility as needed.
For the quarter ended September 30, 2008, the DLJMB Parties had contributed $76.6 million in cash and no letters of credit and the Morgans Parties contributed $0.3 million in cash and no letters of credit. For the nine months ended September 30, 2008, the DLJMB Parties had contributed $119.0 million in cash and $102.2 million in letters of credit and the Morgans Parties had contributed $1.4 million in cash and $2.5 million in letters of credit. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project.
On August 1, 2008, we completed an intercompany land purchase and a related financing with respect to an 11-acre parcel of land located adjacent to the Hard Rock. The proceeds from the financing, together with an equity contribution from the DLJMB Parties, were used to fully satisfy a $110 million amortization payment under the CMBS facility due in August 2008. In connection with the intercompany land purchase and related financing, HRHH Development Transferee, LLC (“HRHH Transferee”), one of our subsidiaries, entered into a land acquisition financing with Column. The financing provided $50 million of the $110 million of proceeds necessary to purchase the 11-acre parcel from HRHH Development, LLC, another one of our subsidiaries (“HRHH Development”). Under the financing, interest will accrue at an annual rate equal to the 30-day London Interbank Offered Rate, plus a blended spread of 15.90%. At any time and from time to time, the lender may increase the blended spread up to a maximum interest rate specified in the loan documents. The Loan Agreement governing the financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the Loan Agreement are secured by a first mortgage lien on the 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The loan is also assumable by certain third party purchasers of a portion of the 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support for the loan. All outstanding amounts owed under the Loan Agreement become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default which we consider usual and customary for an agreement of this type, including failure to make payments under the Loan Agreement, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in the Loan Agreement).

Cash Flows for the Nine Months ended September 30, 2008 Compared to Cash Flows for the Nine Months ended September 30, 2007
Operating Activities. Net cash used by operating activities was $34.0 million for the nine months ended September 30, 2008, compared to $18.5 million for the nine months ended September 30, 2007. The increased use was primarily from an increase in debt and corresponding interest expense on the increased debt.
Investing Activities. Net cash used in investing activities amounted to $208.1 million for the nine months ended September 30, 2008, compared to $802.1 million for the nine months ended September 30, 2007. The cash used in investing activities primarily relates to the construction expenses of the ongoing expansion of the Hard Rock and the change in restricted reserve accounts under the CMBS facility, as compared to the purchase of the Hard Rock and related assets in the prior year.
Financing Activities. Net cash provided by financing activities amounted to $239.4 million for the nine months ended September 30, 2008, compared to $838.9 million for the nine months ended September 30, 2007. The cash provided by financing activities for the nine months ended September 30, 2008, represents an additional $94.6 million of borrowings under the CMBS facility and $50.0 million of borrowings under the land acquisition loan, offset by $5.8 million in loan financing costs, $120.4 million of additional cash equity contributions and $19.8 million in costs to purchase interest rate caps in comparison to the initial loan to purchase the Hard Rock during the first nine months ended September 30, 2007.
Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to our CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement under the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds to be set aside in restricted cash. As of September 30, 2008, an amount of $10.1 million and $2.0 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively.
In addition, we are also obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. The CMBS lenders will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under the CMBS facility. As of September 30, 2008, $13.4 million was available in restricted cash reserves in the interest reserve fund.
Pursuant to the CMBS facility, the unfunded portion of the construction loan as of February 2, 2009 may be advanced and deposited with the lenders in a construction loan reserve account. Additionally, portions of the construction loan may be advanced as quarterly deficiency advances from time to time, which will be deposited in the construction loan reserve account. Additionally, on November 9, 2007, the construction funds under the third mezzanine loan under the CMBS facility were deposited in the construction loan reserve account. The funds in the construction loan reserve account will be disbursed when we are entitled to a construction loan advance from the construction loan. We also may elect, at our option, to receive a disbursement from the construction loan reserve account to the extent funds are available. As of September 30, 2008, $97.6 million was available in restricted cash reserves in the construction loan reserve account.
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
On September 22, 2008, we amended the accretive interest rate cap agreement to adjust the notional upward in order to meet the lender-required cap on future debt. In addition, we determined that the amended interest rate cap qualifies for hedge accounting and the cap is designated as a cash flow hedge.
On August 1, 2008, we purchased a new interest rate cap agreement with an aggregate notional amount of $50.0 million and with a LIBOR cap of 2.5% for an amount equal to $244,980. The purchase price was funded through a cash contribution made by the DLJMB Parties. We determined that the cap qualifies for hedge accounting and the cap has been designated as a cash flow hedge.
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
Contractual Obligations and Commitments
We have entered into a Construction Management and General Contractor’s Agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which sets forth the terms and conditions pursuant to which M.J. Dean will construct the expansion project. The contract provides that the project will be broken into multiple phases, each of which will be governed by a separate guaranteed maximum price work authorization order. As of September 30, 2008, we have delivered work authorization orders to M.J. Dean for an aggregate of $595.1 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
We have entered into a design build agreement with Pacific Custom Pools, Inc (PCI), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project at the Hard Rock. The contract includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, Spas, Lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $17.0 million of work.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and requires our most difficult, complex or subjective judgments and that have the most significant impact on our financial condition and results of operations.
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were indicated as a result of the annual impairment reviews for goodwill and indefinite-lived intangible assets in 2007, nor were there any significant events in the quarter and nine months ended September 30, 2008 that would indicate impairment exists.
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
Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2008, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2008, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $14.2 million.
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
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earning and losses. Management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended September 30, 2008, we maintained a valuation allowance equal to our “Net Deferred Tax Assets”(excluding deferred tax liabilities relating to indefinite life intangible assets).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our loan agreements have a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2008, our total outstanding debt, including the current portion, was approximately $938.0 million, all of which was variable rate debt. We have entered into hedge agreements for our CMBS facility which cap LIBOR at 2.5%. We have also entered into a hedge agreement for the land acquisition financing that occurred in August 2008, which caps LIBOR at 2.5%. At September 30, 2008, the LIBOR index rate applicable to the Company was 2.49% thereby making the caps for the CMBS facility and the land acquisition financing out of the money. Subject to the caps, as of September 30, 2008, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $0.1 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.2 million.
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
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
In October 2008, a lawsuit was filed naming HRHH IP LLC (our subsidiary), Morgans, Live! Holdings, LLC and The Cordish Companies by Hard Rock Cafe International (USA), Inc. (“HRCI”). The allegations in the lawsuit claim a breach of certain provisions of the Trademark License and Cooperation Agreement dated as of June 7, 1996, by which we use the trademarks “Hard Rock Hotel” and “Hard Rock Casino” in our business, together with certain other claims, including federal and New York State trademark infringement, dilution and false origin claims by all of the named defendants. This lawsuit has not been served and HRCI indicated that service will not be made during the on-going negotiations between HRCI and us. The relief sought by the lawsuit is injunctive relief, exemplary damages and unspecified monetary damages. If necessary, we will vigorously oppose the allegations made in the lawsuit and the claims for relief.
For a complete description of the facts and circumstances surrounding other material litigation we are a party to, see our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material developments in any of the cases disclosed in our Annual Report on Form 10-K in the quarter ended September 30, 2008.
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

3.1
Amendment Agreement dated as of August 1, 2008 by and among DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P., DLJMB HRH VoteCo, LLC, Morgans Hotel Group Co. and Morgans Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2008).

10.1
Loan Agreement, dated as of August 1, 2008, between HRHH Development Transferee, LLC, as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2008).

10.2		Hard Rock Hotel Holdings, LLC 2008 Profits Interest Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2008).

10.3		Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements (Form for Time-Based Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 16, 2008).

10.4
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements (Form for Performance Based Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 16, 2008).

10.5		Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements (Form for Milestone Based Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 16, 2008).

10.6
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreement between Hard Rock Hotel Holdings, LLC and Randy Kwasniewski (Time-Based Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 16, 2008).

10.7
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements between Hard Rock Hotel Holdings, LLC and Randy Kwasniewski (Performance Based Vesting) (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on September 16, 2008).

10.8
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements between Hard Rock Hotel Holdings, LLC and Randy Kwasniewski (Milestone Based Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on September 16, 2008).

10.9
Letter, dated October 24, 2008, from Morgans Hotel Group Co. and DLJ Merchant Banking Partners to Andrew A. Kwasniewski (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2008).

31.1	*	Certification of Hard Rock Hotel, Inc.’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER		DESCRIPTION

32.1	*
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

32.2	*
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

HARD ROCK HOTEL HOLDINGS, LLC
November 7, 2008	By:	/s/ ARNOLD D. BOSWELL
		Name:	Arnold D. Boswell
		Title:	Chief Financial Officer of HRHI

November 7, 2008	By:	/s/ RICHARD SZYMANSKI
		Name:	Richard Szymanski
		Title:	Vice President, Secretary and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Hard Rock Hotel, Inc.’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

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