Form 10-K
period 2008-12-31
Hard Rock Hotel Holdings, LLC
filed 2009-03-13
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A Membership Interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0. There currently is no established public trading market for our membership interests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements included in this report are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:
•	continued downturns in economic and market conditions, particularly levels of spending in the Las Vegas hotel, resort and casino industry;
•	changes in the competitive environment in our industry;
•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•	the seasonal nature of the hotel, resort and casino industry;
•	the use of the “Hard Rock” brand name by entities other than us;
•	costs associated with compliance with extensive regulatory requirements;
•	increases in interest rates and operating costs;
•	increases in uninsured and underinsured losses;
•	risks associated with conflicts of interest with entities which control us;
•	the loss of key members of our senior management;
•	the impact of any material litigation;
•	risks related to natural disasters, such as earthquakes and floods; and
•	the other risks discussed in this report in the section entitled “Risk Factors”.
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

PART I
ITEM 1 BUSINESS
THE COMPANY
Hard Rock Hotel Holdings, LLC (the “Company,” “we,” “us” or “our”) is a Delaware limited liability company that was formed by affiliates of DLJ Merchant Banking Partners (the “DLJMB Parties”) and Morgans Hotel Group Co. (“Morgans”) and an affiliated entity (together with Morgans, the “Morgans Parties”) to acquire Hard Rock Hotel, Inc. (“HRHI ” or the “Predecessor”) and certain related assets in February 2007. HRHI owns the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”). As a result of the acquisition (the “Acquisition”), the Company is the successor (the “Successor”) to HRHI. In connection with the Acquisition, the Company also acquired an approximately 23-acre parcel of land adjacent to the Hard Rock, the parcel of land on which the Hard Rock Cafe restaurant in Las Vegas is situated and plans, specifications and other documents related to a former proposal for a condominium development on the property adjacent to the Hard Rock.
Prior to March 1, 2008, gaming operations at the Hard Rock were operated by Golden HRC, LLC (“Casino Operator”) pursuant to a definitive Casino Sublease we entered into with the Casino Operator effective as of the closing date of the Acquisition. We entered into the lease agreement with the Casino Operator because we had not yet obtained a license from the Nevada Gaming Commission to operate the gaming facilities, and were therefore prohibited from receiving any revenues from such facilities. We believed that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. The gaming operations conducted by the Casino Operator therefore were consolidated in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On January 24, 2008, we received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, subject to our Registration Statement on Form 10 becoming effective under the Exchange Act. The Securities and Exchange Commission (the “SEC”) declared our Registration Statement effective on February 14, 2008. On March 1, 2008, we assumed operation of the gaming facilities and the definitive lease agreement with the Casino Operator was terminated effective as of February 29, 2008.
The principal executive offices of the Hard Rock are located at 4455 Paradise Road, Las Vegas, Nevada 89169 and the telephone number is (702) 693-5000. The Hard Rock’s Internet website is located at www.hardrockhotel.com.

OVERVIEW OF HARD ROCK HOTEL AND CASINO
We own and operate the Hard Rock , which we believe is a premier destination entertainment resort with a rock music theme. Commencing operations in 1995, the resort is modeled after the highly successful Hard Rock Cafe restaurant chain and is decorated with an extensive collection of rare rock memorabilia. The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, and the “Hard Rock” name has grown to become widely recognized throughout the world. The Hard Rock was honored by Advertising Age as one of the top 50 brands of 2008. Since opening, the resort has developed a strong following among its target customer base, generally between the ages of 25 and 45, who seek a vibrant, energetic entertainment and gaming experience with the services and amenities associated with a boutique luxury resort hotel. As evidence of its appeal to its target customer base, Wasted Space was voted best new bar in Las Vegas and Ago was recognized as top new bar/restaurant in 2008 by City Search. In addition, Body English nightclub was selected by Cosmopolitan Magazine as one of the “Top 25 Sexiest Places in the World.”
As of December 31, 2008, the resort consists of:
•	an eleven-story hotel tower with 640 stylishly furnished hotel rooms averaging approximately 500 square feet in size (including 62 suites and one 4,500 square foot “mega suite”);
•	an approximately 30,000 square-foot uniquely styled circular casino with 544 slot machines and 82 table games, for Las Vegas locals, as well as tourists, where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;
•	an approximately 5,000 square-foot high-end Poker Lounge with 18 tables and a 1,000 square-foot connected bar;
•	an approximately 3,600 square-foot retail store, a jewelry store and a lingerie store;
•	an approximately 8,500 square-foot nightclub, called “Body English,” with a capacity of 1,100 persons;
•	an approximately 5,000 square-foot rock n’ roll bar, called “Wasted Space,” with a capacity of 500 persons;
•	an approximately 6,000 square-foot banquet facility with a capacity of 390 persons;
•	a premier live music concert hall, called “The Joint,” with a capacity of 2,050 persons which successfully draws audiences from Las Vegas visitors, as well as the local Las Vegas population;
•	a beach club including a 300-foot long sand bottomed tropical theme outdoor swimming pool area, with a water slide, water fall, a running stream and underwater rock music (the “Beach Club”);
•	five high quality restaurants at multiple price points (Nobu, Ago, AJ’s Steakhouse, Pink Taco and Mr. Lucky’s) and a Starbucks;
•	three cocktail lounges, including an elevated Center Bar surrounded by the circular gaming floor; and
•	an approximately 8,000 square-foot spa/salon/fitness center, called the “Rock Spa.”
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
Target Clientele
We believe that we have successfully differentiated the resort in the Las Vegas market by targeting a predominantly youthful and “hip” customer base, which consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry. To attract this target audience, we promote the resort as “the place to be” in Las Vegas. The “Hard Rock Hotel” and the “Hard Rock Casino” trademarks, along with an extensive network of contacts in the music and entertainment industry, have helped to attract a number of famous actors, musicians and celebrities to the resort. We believe these customers form a combined demographic group that continues to be underserved by competing facilities despite recent competition from other properties in Las Vegas.

Entertainment
As a live music venue with a capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. In 2008, the Joint hosted more major concerts than any venue in Las Vegas including acts by legends such as Bob Dylan, Billy Idol and Duran Duran and more recent acts such as the Raconteurs and the Foo Fighters. We believe that the addition of the all-new 4,000 capacity Joint in 2009 will make a statement both locally and nationally. The new Joint is expected to have production capabilities akin to a major arena and seven VIP suites with high-end features while maintaining the look, feel and grit of the original Joint. The Joint’s concerts, mixed-martial arts events, televised boxing, and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.
Gaming Mix Targeted To Customer Base
As of December 31, 2008, our casino housed 544 slot machines, 82 table games, 18 poker tables and an approximately 1,100 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the resort’s rock music theme, as well as more traditional machines.
Significant Revenues From Non-Gaming Operations
We derive significant revenues from non-gaming operations. Our hotel, beach club, retail, food and beverage, and other operations allow us to market the resort as a full-service destination. Our diversified revenue base should allow us to be less dependent on the casino as a source of revenues and profits. We believe this diversified revenue base may result in less volatility in our earnings.
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

THE RESORT
As of December 31, 2008, the resort consists of the hotel, casino, retail stores, Body English, Wasted Space, banquet facility, The Joint, Beach Club, five restaurants, three cocktail lounges, Rock Spa, Brannon Hair and a Starbucks.
The Hotel
The hotel’s eleven-story tower houses 640 spacious hotel rooms, including 577 guest rooms and 62 suites and one 4,500 square foot “mega suite.” The guest rooms and deluxe suites average approximately 500 square feet in size, which is larger than the size of the average Las Vegas hotel room. Our “mega suite” is approximately 4,500 square feet in size and includes numerous amenities. Consistent with the resort’s distinctive decor, the hotel rooms are stylishly furnished with stainless steel bathroom sinks, pedestal beds with leather headboards and black-and-white photos of famous rock musicians. The rooms also include special amenities such as large 42-inch plasma screen televisions with high speed internet access, stereo systems and French doors that open to the outdoors. A full-service concierge and 24-hour room service are available to all guests of the hotel.
The following table illustrates certain historical information relating to the hotel for the years ended December 31, 2008, 2007 and 2006:

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007(2)	2006
Average number of hotel rooms	612	637	642
Average occupancy rate(1)	91.7%	93.9%	95.3%
Average daily rate(1)	$190	$209	$183

(1)	The Company calculates (a) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (b) average occupancy rate by dividing total rooms occupied by total number of rooms available. The Company accounts for lodging revenue on a daily basis. As is customary for companies in the gaming industry, average occupancy rate and average daily rate include rooms provided on a complimentary basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduces average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue the Company would otherwise receive. The Company does not separately account for the number of occupied rooms that are provided on a complimentary basis, and obtaining such information would require unreasonable effort and expense within the meaning of Rule 12b-21 under the Exchange Act. The decrease in average daily rate in 2008 was a result of management’s decision to strategically lower room prices to maximize occupancy levels and remain competitive within the Las Vegas market.

(2)	The Company combined the results of the Predecessor for the period from January 1, 2007 to February 1, 2007 with the Company’s results for the period from February 2, 2007 to December 31, 2007.
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
As of December 31, 2008, the casino houses 82 table games including 59 Blackjack tables, five Craps tables, five Roulette tables, one Caribbean Stud Poker table, three Midi Baccarat tables, one Mini-Baccarat table, one War table, two Three Card Poker tables, one Big 6 table, one Let-it-Ride table, one No-Bust Blackjack table, one Bonus Texas Holdem table, one Pai-Gow Poker table, 544 slot and video machines, an approximate 1,100 square-foot race and sports book, a 5,000 square-foot Poker Lounge as well as the 2,000 square-foot Center Bar. Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics, distinctive slot signage, guitar neck-shaped levers on certain slot machines and piano-like roulette tables complete with keyboards.

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
Body English
During May 2004, the Company opened Body English. Body English is an approximately 8,500 square-foot facility, with an 1,100 person capacity, featuring two rooms on two levels, including a sunken dance floor, three bars and lighting and sound equipment featuring popular and innovative DJs from all around the country to provide the proper entertainment to attract our target clientele.
Wasted Space
During July 2008, the Company opened Wasted Space. Wasted Space is an approximately 5,000 square-foot facility, with a 500 person capacity, featuring 17 tables/booths in the primary space and five more in the 24-hour lounge. The unique sound system offers an enhanced entertainment sound package and the ability for live performers to rock the house every night of the week. Wasted Space represents the ultimate depiction of the decadent rock n` roll lifestyle. We designed Wasted Space as an anti-club with an intimate, exclusive feel and a backstage atmosphere that melds high-end rock n` roll culture with fashion, art and design to create a unique nightlife experience.
Banquet Facility
Our 6,000 square-foot conference center and entertainment area has capacity for 390 persons. The banquet facility is located adjacent to the Beach Club area and can accommodate one large event/group and has the capability of being separated into three distinct 2,000 square-foot convention spaces.
The Joint
As a live music venue with a capacity for 2,050 persons, The Joint successfully draws audiences from Las Vegas visitors and from the local Las Vegas population. In 2008, the Joint hosted more major concerts than any venue in Las Vegas including acts by legends such as Bob Dylan, Billy Idol and Duran Duran and more recent acts such as the Raconteurs and the Foo Fighters. We believe that the addition of the all-new 4,000 capacity Joint in 2009 will make a statement both locally and nationally. The new Joint is expected to have production capabilities akin to a major arena and seven VIP suites with high-end features while maintaining the look, feel and grit of the original Joint. The Joint’s concerts, mixed-martial arts events, televised boxing, and the resort’s special events generate significant worldwide publicity and reinforce the resort’s marquee image and unique position in the Las Vegas marketplace and provide an added source of visitors for the hotel, casino, retail and food and beverage operations.
The Beach Club
The Beach Club features a 300-foot long, sand bottomed pool with a water slide, a water fall, a running stream and underwater rock music. The Beach Club also features beaches with white sand imported from Monterey, California, rock outcroppings and whirlpools. In addition, the Beach Club features swim-up blackjack, a Beach Club bar and grill, 42 Tahitian-style private cabanas, and a removable dance floor that extends from one of the beach areas, providing the perfect party space amid thousands of tons of imported sand. The private cabanas include water misters, a refrigerator, a safe, a television and (for an additional fee) an on-site massage service.

Food and Beverage
The resort offers its patrons a selection of high-quality food and beverages at multiple price points. The resort’s food and beverage operations include five restaurants (Ago, AJ’s Steakhouse, Pink Taco, Mr. Lucky’s and Nobu), three bars in the casino (Wasted Space, Poker Lounge Bar and Center Bar), three bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. AJ’s Steakhouse, with seating capacity for approximately 100 persons, is reminiscent of classic steakhouses that reigned in 1960’s Las Vegas, with an open kitchen, and serves prime Chicago stockyard beef. Pink Taco, with seating capacity of approximately 150 persons, is a stylish, authentic Mexican eatery with seasonal outside dining. Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu, with seating capacity of approximately 120 persons, is a ground breaking temple of Japanese cuisine with Latin American influences created by Master Chef Nobu Matsuhisa and owned and operated independently of the resort. In early January 2008, we opened Ago, an elegant Northern Italian trattoria, which also has seating capacity for approximately 180 persons. AJ’s Steakhouse was closed in January 2009 to undergo renovations, prior to opening in April 2009 as Rare 120.
We believe Wasted Space, Poker Lounge Bar and the approximately 2,000 square-foot Center Bar have become popular with both Las Vegas tourists and local residents who are attracted to the resort’s entertainment and vibrant, energetic atmosphere. As a result, these bars frequently reach their service capacity on weekends, holidays and when special events and concerts are held in The Joint or at the Beach Club. In addition, The Joint and the Beach Club offer their customers a selection of menu items and beverages.
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
Banquets and Corporate Events
The resort hosts a number of corporate events, conventions, banquets and private parties for up to 3,000 persons. Past clients include AMX, Avid Technologies, Directed Electronics, Anderson Real Estate, Anheuser-Busch, Neilson Business Media, MTV, VH1, Transworld Media, Affliction, Hewlett Packard, AT&T, Blackberry, Wells Fargo and Sprint PCS. Depending upon the size of the event, customers can choose to host their corporate functions, conventions and banquets either indoors, at The Joint or in the banquet facility, or outdoors, around the swimming pool at the Beach Club.
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
We are currently transforming the property into what we believe will be a world class destination resort offering a luxurious Las Vegas experience. During this transformation, we are focused on retaining the heart and soul that has made the Hard Rock the icon that it is today. This project has already completed significant milestones with the recent openings of the Italian restaurant Ago, the authentic rock lounge Wasted Space, and the highly regarded Poker Lounge. We expect that two new ballrooms will open in the spring of 2009 with the new Joint following close behind. We expect that the first new tower of guestrooms will be ready for occupancy by late summer of 2009 with the remaining all-suite tower opening at the end of 2009. The new Joint is expected to double the size of the existing concert venue with a seating capacity of approximately 3,100 and general admission of approximately 4,000. The new venue will retain the same look and feel as the original and will be outfitted with a state-of-the-art house audio system, luxurious dressing rooms, expanded lighting capabilities, and three levels of seating. In addition, the new Joint is expected to have easy load-in with stage and fly space capable of handling full-scale concert productions.
Renovations to the existing property began during 2007 and included upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations were completed in 2008. Upon completion, the Hard Rock is expected to have approximately 1,500 fully modern, state-of-the-art rooms and all of the services and amenities of the larger casino hotels, while preserving an intimate and exclusive environment with unique advantages such as its world-class pool and comfortable boutique feel. We are currently on time to complete the expansion as scheduled and within the parameters of the original budget. We expect the expansion to be complete by late 2009.

MARKETING
Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons. Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks. We employ targeted marketing programs through the use of our proprietary database, which contains in excess of 400,000 names and addresses and in excess of 300,000 email addresses. This proprietary database was acquired by the Company when it acquired HRHI in February 2007. The resort is aggressively marketed not only through domestic and international public relations activities, direct mail, internet blasts, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry. The Hard Rock also hosts many well-publicized and often televised events such as the World Extreme Cage Fighting, Top Rank Boxing and various awards shows. We believe these types of events are held at the resort because its stylish and distinctive atmosphere is consistent with the theme of the events. The events, in turn, reinforce the resort’s image as a destination resort among its target clientele. The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the resort’s image.
The most established property event is the Sunday pool party known as Rehab. Entering its sixth season this spring, Rehab has become an international phenomenon with record breaking attendance and revenue numbers, its own line of branded merchandise, reality show and beverage. The reality show, REHAB: PARTY AT THE HARD ROCK HOTEL, which debuted last November, achieved top ratings with an average 1.5 million viewership on TruTV. The beverage, Rehab Recovery Supplement, is produced under a license agreement with Fuze Beverage, LLC, a subsidiary of the Coca-Cola Co.
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
TRADEMARKS
“Hard Rock Hotel” and “Hard Rock Casino” are registered trademarks owned by Hard Rock Cafe International (USA), Inc., which is controlled by the Seminole Tribe of Florida. We have obtained the exclusive, royalty-free and perpetual right to use and exploit these trademarks in connection with hotel/casino operations or casino operations in the State of Illinois and all states and possessions of the United States that are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area. The right also extends to the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area, British Columbia, Canada. In addition, we have obtained the right to sell licensed merchandise bearing the geographic location where it is sold in stores located in or contiguous to a Hard Rock Hotel/Casino or a Hard Rock Casino and licensed merchandise bearing the Interest address through the Internet.
On November 11, 2008, we executed a license agreement with Cherokee Nation Enterprises, LLC (“CNE”), an entity indirectly wholly owned by the Cherokee Nation. Pursuant to the license agreement, we have agreed to license certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to CNE in connection with a Hard Rock hotel and a Hard Rock casino that CNE intends to open in Catoosa, Oklahoma. Under the terms of the license agreement, CNE has agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock as well as certain other license fees.
The effectiveness of the license agreement is conditioned upon receipt of confirmation from the National Indian Gaming Commission (the “NIGC”) that the license agreement does not require its approval. On February 9, 2009, we and CNE signed an amendment to the license agreement in response to requests from the NIGC for clarification of certain provisions of the license agreement. The license agreement, as amended, is currently being reviewed by the NIGC. We anticipate that this review and confirmation process could continue through at least March 2009, and there can be no assurance that such confirmation from the NIGC will be received on a timely basis, if at all.
LAS VEGAS MARKET
During 2008, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”), gaming revenues in Clark County decreased 9.9% to approximately $9.8 billion from $10.9 billion in 2007; however the market has still shown a positive growth rate over the last 20 years. In addition, according to the LVCVA:
•	the number of visitors traveling to Las Vegas was approximately 37.5 million in 2008, representing a compound annual growth rate of approximately 3.7% since 1989’s 18.1 million visitors;
•	the aggregate expenditures by Las Vegas visitors was $41.6 billion in 2007 and $10.0 billion in 1988, representing a compound annual growth rate of 7.0%; and
•	the number of hotel and motel rooms in Las Vegas was 67,391 in 1989 and 140,529 in 2008, representing a compound annual growth rate of approximately 3.7%.

The Las Vegas market has been adversely affected by weakness in the United States economy. This economic trend negatively impacted our operating results for the year ended December 31, 2008, as we experienced lower visitation at our property and strategically lowered room prices to maximize occupancy levels. We expect the trend to continue for some portion, if not all, of 2009 and that it could adversely affect our revenue in future periods.
The following table sets forth certain statistical information for the Las Vegas market for the years 2004 through 2008, as reported by the LVCVA.
LAS VEGAS MARKET STATISTICS

	2008	2007	2006	2005	2004
Visitor Volume (in thousands)	37,482	39,197	38,915	38,566	37,389
Clark County Gaming Revenues (in millions)	$9,797	$10,868	$10,643	$9,709	$8,711
Hotel/Motel Rooms	140,529	132,947	132,605	133,186	131,503
Airport Passenger Traffic (in thousands)	44,075	47,728	46,193	44,267	41,442
Convention Attendance (in thousands)	5,900	6,209	6,308	6,166	5,725
COMPETITION
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Hard Rock, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that the Hard Rock seeks to enhance its revenue base by offering its own various resort amenities, it competes with the service offerings provided by these Las Vegas resorts. Some of these hotel casinos are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years. There can be no assurance the Las Vegas market will show future growth or hotel casinos will continue to be popular, and a decline or leveling off of the growth or popularity of such facilities would adversely affect our financial condition and results of operations.
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
The resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of other jurisdictions in which gaming is now permitted. The resort also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. In February 2008, additional propositions were approved in California permitting certain Indian tribes to increase the number of slot machines on their properties. Continued proliferation of gaming activities permitted by Proposition 1A may materially negatively affect Nevada gaming markets and our financial position and results of operations. Management currently is unable, however, to assess the magnitude of the specific impact on us. See “Risk Factors—Risks Related to Our Business—We face intense local competition which could impact our operations and adversely affect our business and results of operations.”

EMPLOYEES
As of December 31, 2008, we had 1,176 full-time employees and 488 on-call employees who are employed on an as-needed basis. None of our employees are members of unions; however, various unions have been aggressively soliciting new members in Las Vegas. We have been approached by unions on various occasions and cannot assure that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.
NEVADA GAMING REGULATION AND LICENSING
Introduction
The gaming industry is highly regulated. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. We cannot assure you that our registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked. The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as to various local ordinances. The Hard Rock is subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board (together with the Nevada Gaming Commission and the Nevada State Gaming Control Board, collectively, the “Nevada Gaming Authorities”).
Owner and Operator Licensing Requirements
On January 24, 2008, our indirect subsidiary, HRHH Gaming, LLC, received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, subject to our Registration Statement on Form 10 becoming effective. The SEC declared the Registration Statement effective on February 14, 2008, and we assumed operation of the gaming facilities on March 1, 2008. HRHH Gaming, LLC is licensed to operate the gaming facilities at the Hard Rock as a nonrestricted licensee, which we refer to herein as a company licensee. As a company licensee, HRHH Gaming, LLC must pay periodic fees and taxes. The gaming licenses are not transferable.
Company Registration Requirements
We have been registered with the Nevada Gaming Commission as a “publicly traded corporation,” which we refer to herein as a registered company, for the purposes of the Nevada Gaming Control Act. The Company and its subsidiaries in the line of ownership of HRHH Gaming, LLC have been found to be suitable by the Nevada Gaming Commission to own the equity interests of their respective subsidiaries and have been registered with the Nevada Gaming Commission as intermediary companies.
We are required to submit detailed financial and operating reports to the Nevada Gaming Commission and provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

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
If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.
Consequences of Violating Gaming Laws
If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our applications, or registrations and gaming license. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to operate the gaming-related activities at the Hard Rock and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming licenses obtained and the appointment of a supervisor could, and revocation of any such gaming license would, have a significant negative effect on our gaming operations.
Requirements for Security Holders
Regardless of the number of shares or other interests held, any beneficial holder of the voting or non-voting securities of a registered company may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting or non-voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of such securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, own up to 19% of the voting securities of a registered company for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:
•	voting on all matters voted on by stockholders or interest holders;
•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and
•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.
Consequences of Being Found Unsuitable
Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:
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
Approval of Public Offerings
A registered company may not make a public offering of its securities without the prior approval of the Nevada Gaming Commission if it intends to use the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any approval that we might receive in the future relating to future offerings will not constitute a finding, recommendation or approval by any of the Nevada State Gaming Control Board or the Nevada Gaming Commission as to the accuracy or adequacy of the offering memorandum or the investment merits of the securities. Any representation to the contrary is unlawful.

The regulations of the Nevada Gaming Commission also provide that any entity which is not an “affiliated company,” as that term is defined in the Nevada Gaming Control Act, or which is not otherwise subject to the provisions of the Nevada Gaming Control Act or regulations, such as our Company, that plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Gaming Commission for prior approval of such offering. The Nevada Gaming Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, referred to as a Ruling Request, the Chairman of the Nevada State Gaming Control Board has ruled that it is not necessary to submit an application.
Approval of Changes in Control
We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:
•	merger;
•	consolidation;
•	stock or asset acquisitions;
•	management or consulting agreements; or
•	any act or conduct by a person by which the person obtains control of us.
Entities seeking to acquire control of a registered company must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.
Approval of Defensive Tactics
The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:
•	assure the financial stability of corporate gaming operators and their affiliates;
•	preserve the beneficial aspects of conducting business in the corporate form; and
•	promote a neutral environment for the orderly governance of corporate affairs.
Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.
Fees and Taxes
License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon:
•	a percentage of the gross revenue received;
•	the number of gaming devices operated; or
•	the number of table games operated.

A live entertainment tax is also paid by gaming operations where entertainment is furnished in connection with admission fees, the selling or serving of food or refreshments or the selling of merchandise.
Foreign Gaming Investigations
Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “ licensees ”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:
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
License for Conduct of Gaming and Sale of Alcoholic Beverages
The conduct of gaming activities and the service and sale of alcoholic beverages at the Hard Rock are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board. In addition to approving the licensee, the Clark County Liquor and Gaming Licensing Board has the authority to approve all persons owning or controlling the stock of any business entity controlling a gaming or liquor license. All licenses are revocable and are not transferable. The Clark County Liquor and Gaming Licensing Board has full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation of a license would, have a substantial negative impact upon the operations of the Hard Rock.
AGREEMENTS GOVERNING THE OPERATION OF THE HARD ROCK
Joint Venture Agreement
The DLJMB Parties, the Morgans Parties and our Class C Members have entered into a Second Amended and Restated Limited Liability Company Agreement (as amended, the “JV Agreement”), dated May 30, 2008, that governs their relationship with each other as our members.
Classes of Membership Interests. We have three classes of membership interests: Class A Membership Interests, Class B Membership Interests and Class C Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by our members. Except as provided by law, the holders of Class B Membership Interests and Class C Membership Interests do not have any right to vote. For the year ended December 31, 2008 and for the period February 2, 2007 through December 31, 2007, the DLJMB Parties and the Morgans Parties contributed approximately $244.8 million and $61.7 million in cash to the Company, respectively. After taking these and all prior cash fundings into consideration, as of December 31, 2008, the DLJMB Parties and the Morgans Parties had funded 79.9% and 20.1%, respectively, of the amount cash contributed to the Company. In addition, for the year ended December 31, 2008 and for the period February 2, 2007 through December 31, 2007, the DLJMB Parties and the Morgans Parties funded approximately $119.3 million and $11.1 million in letters of credit, respectively.
Including both cash and letters of credit, as of November 4, 2008, DLJMB HRH VoteCo, LLC (a DLJMB Party) (“DLJMB VoteCo”) and Morgans held 85.84% and 14.16% of our Class A Membership Interests, respectively, and DLJ MB IV HRH, LLC (“DLJMB IV HRH”), DLJ Merchant Banking Partners IV, L.P. (“DLJMB Partners”) ,and Morgans Group LLC (“Morgans LLC”) held approximately 68.117%, 17.725% and 14.16% of our Class B Membership Interests, respectively. The foregoing percentages have been calculated in accordance with the JV Agreement, which assigns different weightings to the fundings made by the members in accordance with their agreed upon economic terms. Additional upward adjustments of the DLJMB Parties’ Class A Membership Interests and Class B Membership Interests as a result of disproportionate cash contributions and letters of credit posted (and corresponding downward adjustments to the Morgans’ Parties’ Class A Membership Interests and Class B Membership Interests) since November 4, 2008 remain subject to the receipt of gaming approval and are not reflected in the membership interests described above. We may issue Class C Membership Interests from time to time pursuant to our 2008 Profits Interest Award Plan. In the aggregate, the Class C Membership Interests represent up to a 5% percentage interest in the Company (depending on the number of interests granted and the extent to which the DLJMB Parties and Morgans Parties make capital contributions to us over a certain threshold).

Additional Capital Contributions. Subject to the terms and conditions contained therein, under the JV Agreement, the DLJMB Parties have committed to make additional capital contributions to us in an aggregate amount of up to $254.0 million (referred to as the “New Capital”). The $254.0 million new commitment will be reduced by New Capital provided by the DLJMB Parties after February 8, 2008. Of the New Capital amount, up to $144.0 million will be allocated to the expansion project (including certain interest payment and cash requirements of the Company during the pre-construction and construction periods of the project). As of December 31, 2008, $5.8 million was remaining under this commitment. Up to $110.0 million of the New Capital amount will be made available (to the extent needed) to fund capital requirements relating to the approximately 15 acres of excess land located adjacent to the Hard Rock. On August 1, 2008, certain of our subsidiaries completed an intercompany land purchase and a related financing with respect to approximately 11 of the acres. The DLJMB Parties contributed approximately $75.1 million under the $110.0 million commitment to fund a portion of the $110.0 million purchase price for the intercompany land purchase and to pay for all costs and expenses in connection with its closing and related financing. Another $50.0 million was borrowed by one of our subsidiaries under a new land acquisition loan to fund the remaining portion of the purchase price. The remaining portion of the DLJMB Parties’ commitment relating to the excess land may be used (to the extent needed) to fund certain interest reserve and prepayment premium requirements under the land acquisition loan.
The JV Agreement also provides that in certain cases DLJMB IV HRH may request that our members make necessary capital contributions contemplated by the operating plans and budgets approved by our board of directors, or in the event of an unexpected shortfall in capital. If we require additional capital with respect to matters approved by our board of directors, DLJMB IV HRH also has the right, without the approval of our board of directors, to determine appropriate sources of such capital in the form of debt or equity financing. Such financing must be funded either by third parties who are not specified competitors of Morgans or our existing members or their affiliates on fair market terms (as determined by our board of directors, or, in some cases by a written appraisal or fairness opinion).
Board of Directors. We are managed by our board of directors. Under the JV Agreement, DLJMB VoteCo currently is entitled to designate three directors and Morgans is entitled to designate two directors. The current members of the board that have been designated by DLJMB VoteCo are Steven Rattner, Neal Pomroy and Ryan Sprott and the two current members that have been designated by Morgans are Fred J. Kleisner and Richard Szymanski.

Subject to certain provisions in the JV Agreement, at a meeting of our board of directors, no decision of our board will be effective unless at least one director appointed by each of DLJMB VoteCo and Morgans, respectively, votes in favor of the decision. The members of our board of directors also may act by written consent if at least two directors designated by each party execute the written consent. The authority of our board of directors is subject to DLJMB VoteCo’s right in its sole discretion to cause us to take certain actions relating to financing our operations.
The JV Agreement provides that certain decisions made on our behalf must be made by our board of directors, including, among other things, approval of our operating plan and budget, amendments to the development budget and plans for the expansion project for the Hard Rock, any decision to postpone or cancel the commencement of the expansion project and material construction work. We are currently on time to complete the expansion as scheduled and within the parameters of the original budget.
In the event that we terminate the Management Agreement (as defined below) for cause (including as a result of a failure by the manager under the Management Agreement to meet the EBITDA performance requirements set forth in the Management Agreement), the Morgans Parties cease to be our members or a “change of control” (as defined in the JV Agreement) of either of the Morgans Parties occurs, then DLJMB VoteCo will be entitled to expand our board of directors by two additional directors and appoint the two new directors. Following the expansion of our board, certain actions relating to the scope of our business, amendments of the JV Agreement and certain other actions requiring board approval will require both Morgans LLC’s and DLJMB IV HRH’s consent.
DLJMB VoteCo also has the right at any time to expand our board of directors by adding two directors to the number of directors serving on our board at such time. In such an event, DLJMB VoteCo will be permitted to appoint one of the directors and Morgans will be permitted to appoint the other director.
Officers. Our officers currently are Mr. Kleisner (President) and Mr. Szymanski (Secretary, Treasurer and Vice President). The board may vest the officers with certain powers to act on our behalf (i.e., to execute documents and take certain other actions).

Property Management Agreement
Engagement of Morgans Management. Our subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC have entered into an Amended and Restated Property Management Agreement, dated as of May 30, 2008, (the “Management Agreement”) with Morgans Hotel Group Management LLC (“Morgans Management”), pursuant to which we have engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities) and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between our subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).
Term; Termination Fee. The Management Agreement originally commenced on February 2, 2007 and expires after a 20-year initial term. This term may be extended at our election for two additional ten-year periods. The Management Agreement provides certain termination rights for us and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the hotel at the Hard Rock.
Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA” (as defined in the Management Agreement) in excess of certain threshold amounts, which increase for each subsequent calendar year. Following completion of the expansion and renovation of the Hard Rock, the amount of such annual incentive fee will be equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion), excluding an annual consulting fee payable to DLJMB VoteCo under the JV Agreement. Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.
The Company accrued or paid a base management fee of $4.6 million and $5.7 million and a gaming facilities support fee of $0.7 million and $0.0 million to Morgans Management and accrued or reimbursed chain service expenses of $1.7 million and $2.1 million to Morgans Management for the year ended December 31, 2008 and the period February 2, 2007 to December 31, 2007, respectively. No gaming facilities support fee was owed in 2007 because the fee was implemented in an amendment to the Management Agreement entered into in May 2008 following the Company’s assumption of the operation of gaming facilities at the Hard Rock in March 2008.

Casino Sublease
Prior to March 1, 2008, gaming operations at the Hard Rock were operated by the Casino Operator pursuant to the Casino Sublease. On January 24, 2008, our subsidiary received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, and on March 1, 2008, our subsidiary assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated.
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
Cafe Lease
We are party to a lease with the operator of the Hard Rock Cafe, pursuant to which we are entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. For the period from January 1, 2008 to December 31, 2008, we received $0.7 million in rent from the Hard Rock Cafe, which consisted of $0.2 million in base rent and $0.5 million in percentage rent. The current term of the lease expires on June 30, 2010. Under the lease, the operator has two five-year options to extend the lease, so long as it is not in default at the time of the extension.

ITEM 1A RISK FACTORS
Set forth below are risks and uncertainties that we believe are material to the Company. You should consider carefully the following risks and uncertainties, together with the other information contained in and incorporated by reference in this report, and the descriptions included in our consolidated financial statements and accompanying notes.
Risks Related to Our Business
The recent downturn in the U.S. economy, the volatility and disruption of the capital and credit markets and adverse changes in the global economy have and could continue to negatively impact our financial performance and our ability to access financing.
Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending, and new U.S. political leadership, the outlook for the gaming, travel, and entertainment industries remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and reduced hotel occupancy rates. These factors have and could continue to result in fewer customers visiting, or customers spending less, at our property, as compared to prior periods. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities tend to decline during economic downturns, during which consumers generally earn less disposable income. Furthermore, during periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed or continue to decline for an extended period. The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future.
Our business depends on one key market and has a limited base of operations and, accordingly, we could be disproportionately harmed by the economic downturn. All of our revenues are currently generated from one source—our hotel casino. As a result, the profitability of our operations is linked to local economic conditions in Las Vegas and, indirectly, Southern California, where many of our hotel casino’s targeted customers reside. A decline in the local economies of Las Vegas or Southern California has and could continue to negatively impact our business and the results of our operations. Furthermore, due to our single location, we are subject to greater risks than a more diversified hotel and casino resort operator. The combination of the single location and the significant investment associated with it may cause our operating results to fluctuate significantly and may adversely affect us. Due to the single location, poor operating results at the resort would materially affect our total profitability.
We are a highly leveraged company. While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and borrowings under our existing debt arrangements, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
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
We also compete with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, Atlantic City, New Jersey and gambling destinations elsewhere in the United States as well as with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat gaming ventures, and other forms of legalized gaming in the United States, gaming on cruise ships, Internet gaming ventures and international gaming operations. Continued proliferation of gaming activities could significantly and adversely affect our business and results of operations.
Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of new compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Hard Rock could have an adverse effect on our results of operations.
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
Our operations benefit from the global name recognition and reputation generated by the Hard Rock Cafes that are operated or franchised by the Seminole Tribe of Florida. As of December 31, 2008, the Seminole Tribe of Florida operated or franchised over 130 Hard Rock Cafes located throughout the United States and abroad. The Seminole Tribe of Florida is, however, under no obligation to continue to own, operate or franchise Hard Rock Cafes, and it may decide to sell, change the focus of, or manage such restaurants in a manner that would adversely affect our business and results of operations.
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
We have commenced a large-scale expansion and renovation project for the Hard Rock. See “Business—Expansion Project.” We are currently on time to complete the expansion as scheduled and within the parameters of the original budget. However, there can be no assurance that we will be able to complete our expansion and renovation project on time, if at all, or within budget. Our inability to complete our expansion and renovation project on time or within budget could adversely affect our financial condition and results of operations.
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
We have substantial debt service obligations. As of December 31, 2008, our total long-term debt, including the current portion, was approximately $1.1 billion and our total member’s deficit was approximately $61.5 million. Our indebtedness and the covenants applicable to our indebtedness are described under “Financial Information—Liquidity and Capital Resources—Acquisition Financing.”
Our substantial debt may negatively affect our business and operations in several ways, including:
•	requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;
•	limiting the our flexibility in planning for, or reacting to, changes in the business and the industry in which the we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and
•	requiring us to dispose of portions of the hotel casino property in order to make required payments of interest and principal.

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
Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional debt financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense and, therefore, may harm our business and results of operations.
The instruments governing our current indebtedness do not limit the amount of indebtedness that we may incur. If we increase our leverage, the resulting increase in debt service could adversely affect our ability to make payments on our indebtedness and harm our business and results of operations.
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
Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors may adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
On August 1, 2008, we completed an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, one of our subsidiaries entered into a $50.0 million land acquisition financing with Column Financial, Inc. All outstanding amounts owed under the applicable loan agreement become due and payable no later than August 9, 2009, subject to two six-month extension options. We are currently considering various options with respect to the adjacent land, including potentially selling all or a portion of the land to a third party. In the event we do not repay or otherwise satisfy our obligations under the applicable loan agreement through a transaction with a third party prior to its maturity date, we will be subject to the risks relating to refinancing the debt described above.

We depend on our key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.
Our ability to manage our business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of our executive officers Andrew A. Kwasniewski and Arnold D. Boswell. It could be difficult for us to find replacements for these key personnel, as competition for such personnel is intense. The departure of key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively.
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
•	adverse effects of international and national market conditions, which have and could continue to diminish the desire for high-end leisure travel;
•	adverse effects of national, regional and local economic market conditions where we operate and where our customers live;
•	increased competition from other hotel casinos in Las Vegas;
•	increased threat of terrorism, terrorist events, airline strikes, natural disasters or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists to Las Vegas;
•	new hotel casino supply in Las Vegas;
•	dependence on business and commercial travel, leisure travel and tourism;
•	increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care-related costs, utility costs, insurance and unanticipated costs such as acts of nature;
•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances, including changes in gaming laws and regulations; and
•	adverse effects of a downturn in the Las Vegas hotel casino industry.
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
We are responsible for insuring our hotel casino and for obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. Additionally, the instruments governing our current indebtedness typically specify that comprehensive insurance be maintained on our hotel casino, including liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. Uninsured and underinsured losses could harm our financial condition and results of operations. We could incur liabilities resulting from loss or injury to our hotel casino or to persons at our hotel casino. Claims, whether or not they have merit, could harm the reputation of our hotel or cause us to incur expenses to the extent of insurance deductibles or losses in excess of policy limitations, which could harm our results of operations.
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
Since September 11, 2001, it has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our property at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on our hotel casino for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments that require us to maintain adequate insurance on our hotel casino to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our hotel casino experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our hotel casino.
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
Our hotel casino is also subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the United States government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotel casino, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our hotel casino facilities in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our property.
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
We are a holding company and conduct all of our operations through our subsidiaries. We do not generally have, apart from our ownership of HRHI and certain other subsidiaries, any independent operations. As a result, we would rely on dividends and other payments or distributions from HRHI and our other subsidiaries to pay dividends. The ability of HRHI and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on HRHI’s operating results, and the terms of our current and future financing agreements, which may preclude dividends or distributions.
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
85.84% of the Company’s membership interests are controlled by investment funds affiliated with DLJ Merchant Banking, Inc. (“DLJMB”), a private equity firm and an affiliate of Credit Suisse. DLJMB and Credit Suisse and its other affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The remaining 14.16% of the Company’s membership interests is controlled by Morgans and its subsidiaries. Morgans is a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe and may from time to time acquire and operate businesses that compete directly or indirectly with us.
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
Some of our officers and directors may also serve as officers or directors of DLJMB and/or Morgans and may have conflicts of interest because they may own equity interests in DLJMB and/or Morgans or they may receive cash- or equity-based awards based on the performance of DLJMB and/or Morgans. Messrs. Sprott and Pomroy are directors and/or officers of DLJMB. Messrs. Kleisner, and Szymanski are directors and/or officers of Morgans.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 2 PROPERTIES
We own approximately 17 acres of land where the Hard Rock is located, approximately 23 acres of land adjacent to the Hard Rock and approximately one acre of land on which the Hard Rock Cafe restaurant is located.
We intend to sell an approximately 15-acre parcel of land adjacent to the Hard Rock that is not being used in our expansion project. The approximately 15-acre parcel consists of (i) approximately 11 acres held by one of our subsidiaries, HRHH Development Transferee, LLC (“HRHH Transferee”), and (ii) approximately four acres held by another of our subsidiaries, HRHH Development, LLC. We have reflected an asset value for the entire approximately 15-acre parcel of $95.2 million, which represents the fair value of $100.0 million less estimated sale costs of $4.8 million.

ITEM 3 LEGAL PROCEEDINGS
Between March 2006 and February 2007, four lawsuits were filed in Nevada state courts, and one in federal district court in Nevada, by brokers, investors, and prospective purchasers associated with the formerly proposed condominium development on the real property adjacent to the Hard Rock. Of these five lawsuits, one names the Company as a defendant, and four name subsidiaries of the Company as defendants. The plaintiffs in the suit brought by the prospective purchasers decided to dismiss their action (without prejudice) after the Company successfully compelled them to participate in an arbitration, and the parties have reached settlements in the two suits brought by brokers. The allegations in these five lawsuits are primarily, though not entirely, directed towards Peter A. Morton and entities under his ownership or control, rather than the Company or its affiliates. The relief sought in these five proceedings is monetary damages and equitable relief. Under the terms set forth in the contract under which the Company purchased the Hard Rock, Peter A. Morton has agreed to indemnify the Company and its affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against the Company or its affiliates. Accordingly, we do not believe that the course or outcome of these lawsuits will have a material adverse effect on our business or results of operations.
In October 2008, a lawsuit was filed naming HRHH IP, LLC (a subsidiary of the Company), Morgans, Live! Holdings, LLC and The Cordish Companies by Hard Rock Cafe International (USA), Inc. (“HRCI”). On December 17, 2008, HRCI dismissed its lawsuit without prejudice before HRHH IP, LLC appeared. The allegations in the lawsuit claim a breach of certain provisions of the Trademark License and Cooperation Agreement, dated as of June 7, 1996, by which we use the trademarks “Hard Rock Hotel” and “Hard Rock Casino” in our business, together with certain other claims, including federal and New York State trademark infringement, dilution and false origin claims by all of the named defendants. The relief sought by the lawsuit is injunctive relief, exemplary damages and unspecified monetary damages.
On August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a case, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.), which is pending in the United States District Court for the District of Nevada. Plaintiff asserts claims for trademark infringement, unfair competition, breach of contract, and unjust enrichment, all of which relate to our use of the REHAB RX trademarks. The named defendants in the suit have filed an answer to this action and asserted counterclaims against plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of Plaintiff’s federal registrations for the trademark REHAB. On November 11, 2008, plaintiff filed a motion for preliminary injunction based on his trademark infringement claims, and the named defendants opposed that motion. The court has not set a hearing or issued a ruling regarding the preliminary injunction motion. The case is presently in discovery. No trial date has been set. Management does not believe that the outcome of any such litigation will have a material adverse effect on our business or results of operations.
We are a defendant in various other lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on our business or results of operations.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
There currently is no established public trading market for our membership interests. As of December 31, 2008, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. The JV Agreement also places significant limitations on the transfer of our membership interests. See “Business—Agreements Governing the Operation of the Hard Rock—Joint Venture Agreement—Restrictions on Transfer.”
HOLDERS
As of December 31, 2008, there were two holders of record of our Class A Membership Interests, three holders of record of our Class B Membership Interests and no holders of record of our Class C Membership Interests.
DIVIDENDS
We have not in the past paid cash distributions on our membership interests. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash distributions in the foreseeable future. The terms of any future financing agreements may preclude us from paying any distributions. To the extent not prohibited by the terms of any financing agreement or applicable law, however, our board of directors at some future date may cause us to distribute cash available for distribution to our members.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information
Please see the information from “Equity Compensation Plan Information” under Item 12 of this report.
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 6 SELECTED FINANCIAL INFORMATION
The selected historical income statement data of Hard Rock Hotel Holdings, LLC, the Successor, set forth below for the period from January 1, 2008 to December 31, 2008 and February 2, 2007 to December 31, 2007 and the selected historical balance sheet data set forth below at December 31, 2008 and December 31, 2007 have been derived from our audited consolidated financial statements, which appear elsewhere herein. The selected historical income statement data of Hard Rock Hotel, Inc., the Predecessor, set forth below for the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006, 2005 and 2004 and the selected historical balance sheet data set forth below at February 1, 2007 and December 31, 2006, 2005 and 2004 have been derived from the Predecessor’s audited consolidated financial statements. The Predecessor’s consolidated income statements for the period January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006 are included herein. The Predecessor’s consolidated balance sheets as of February 1, 2007 and December 31, 2006, 2005 and 2004 and consolidated income statements for the years ended December 31, 2005 and 2004 are not included herein. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The selected financial and operating data set forth below should be read in conjunction with our and the Predecessor’s consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor(1)		Predecessor(1)
		Period From	Period From
	Year Ended	Feb 2, 2007 to	Jan 1, 2007 to	Year Ended
	Dec 31, 2008	Dec 31, 2007	Feb 1, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
INCOME STATEMENT DATA:
REVENUES:
Casino	$53,282 (2)	$51,501 (2)	$3,904	$59,626	$65,878	$56,916
Lodging	39,008	42,220	3,438	41,513	38,422	35,065
Food and beverage	70,119	70,202	5,320	69,838	66,427	54,030
Retail	6,146	6,358	399	7,039	7,832	7,860
Other	15,741	17,896	1,073	16,462	16,606	12,839

Gross revenues	184,296	188,177	14,134	194,478	195,165	166,710
Less: promotional allowances	(19,951)	(14,739)	(1,116)	(12,512)	(14,140)	(11,610)

Net revenues	164,345 (2)	173,438 (2)	13,018	181,966	181,025	155,100

COSTS AND EXPENSES:
Casino	37,694 (2)	33,671 (2)	3,008	34,966	36,257	33,186
Lodging	7,901	8,903	896	10,018	9,742	8,955
Food and beverage	37,809	35,897	3,261	37,515	34,558	29,325
Retail	2,896	3,092	285	4,075	3,825	3,603
Other	11,668	15,236	913	15,569	16,723	11,151
Marketing	5,044	5,032	296	5,533	6,602	5,899
Related-party expenses	7,009	7,837	1,525	6,404	6,738	4,834
General and administrative	39,170	26,743	2,865	27,770	26,923	22,002
Merger costs	—	—	1,723	4,546	—	—
Depreciation and amortization	23,454	17,413	1,184	12,823	11,954	11,388
Loss on disposal of assets(3)	25	1,725	—	495	605	2,701
Pre-opening	5,933	1,167	—	—	286	530
Acquisition and transition related costs	—	2,358	—	—	—	—
Impairment of goodwill and license rights	191,349 (5)	—	—	—	—	—

Total costs and expenses	369,952 (2)	159,074 (2)	15,956	159,714	154,213	133,574

(LOSS) INCOME FROM OPERATIONS	(205,607)	14,364	(2,938)	22,252	26,812	21,526

Interest income	1,542	698	—	359	343	76
Interest expense, net of capitalized interest	(78,822)	(85,953)	(1,516)	(18,308)	(19,307)	(19,125)
Loss on early extinguishment of debt(4)	—	—	—	—	(1,181)	—

(Loss) income before income tax (benefit) expense	(282,887)	(70,891)	(4,454)	4,303	6,667	2,477
Income tax (benefit) expense	(585)	(2,277)	(1,521)	1,665	(7,375)	—

Net income (loss)	(282,302)	(68,614)	(2,933)	2,638	14,042	2,477
Other Comprehensive Loss:
Unrealized loss on interest rate caps, net of tax	(17,168)	(26)	—	—	—	—

Comprehensive (loss) income	$(299,470)	$(68,640)	$(2,933)	$2,638	$14,042	$2,477

	Successor(1)				Predecessor(1)
	Year Ended				Period Ended	Year Ended
	Dec 31, 2008		Dec 31, 2007		Feb 1, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
BALANCE SHEET DATA:
Cash and cash equivalents	$10,148		$14,157		$11,241	$8,536	$8,895	$10,655
Total assets	$1,162,954	(2)	$942,562	(2)	$193,368	$193,625	$198,957	$196,082
Total debt	$1,083,813		$793,452		$188,429	$184,929	$197,915	$210,737
Shareholders’/Members’ equity (deficit)	$(61,514)		$112,487		$(22,648)	$(19,715)	$(22,353)	$(36,395)

(1)	The Company was formed by the DLJMB Parties and the Morgans Parties to acquire the Hard Rock and certain related assets. The Hard Rock was owned by the Predecessor. The Company effectuated the acquisition of the Hard Rock through the merger of a wholly owned subsidiary of the Company with and into the Predecessor. As a result of the merger, the Company, through a subsidiary, is the successor to the Predecessor and all of the assets comprising its business.

(2)	We evaluated our variable interests in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The gaming operations at our casino were operated by the Casino Operator, a third party lessee, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. Upon termination of the Casino Sublease on February 29, 2008, the Casino Operator relinquished all of the gaming assets to us and, in return, we forgave any remaining balance on the Gaming Asset Note. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as became due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Upon termination of the Casino Sublease, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements. See “Business—Agreements Governing the Operation of the Hard Rock—Casino Sublease.”

(3)	During 2005, the Predecessor recorded a $0.6 million loss on the disposal of assets, $0.3 million loss related to hotel expansion which was abandoned when the Predecessor started a condominium expansion on its property and $0.3 million loss related to other operating assets being retired. During 2004, the Predecessor recorded a $2.6 million loss on the disposal of assets related to the closure of Baby’s nightclub.

(4)	Loss on early extinguishment of debt in 2005 is related to a $1.2 million premium paid to the holders of the Predecessor’s junior subordinated notes, a portion of which were retired during the fourth quarter of 2005.

(5)	The Company completed its 2008 annual impairment tests of goodwill and indefinite-lived intangible assets as of October 31, 2008. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of the Company’s intangible assets. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the time of the Acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for the Company. See “Critical Accounting Policies—Impairment of Goodwill, Intangible Assets and Other Long-lived Assets.”

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Substantially all of our current business is comprised of the operation of the Hard Rock. For the year ended December 31, 2008, Hard Rock’s gross revenues were derived 29% from gaming operations, 38% from food and beverage, 21% from lodging and 12% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. In 2008, we completed renovations to the existing property that commenced during 2007 and which included upgrades to existing suites, restaurants and bars, retail shops, common areas and a new ultra lounge and poker room. We expect the expansion to be complete by late 2009 and have currently budgeted approximately $750.0 million for its completion. As of December 31, 2008, we were on pace to complete the expansion as scheduled and within the parameters of the original budget. Because of the substantial costs we expect to incur during the expansion project, our financial condition, results of operation and liquidity for periods during the project are not expected to be comparable to our financial condition, results of operation and liquidity for periods before or after completion of the project.
Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending, and new U.S. political leadership, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that we will continue to experience lower hotel occupancy rates and casino volumes as compared to that of prior periods. Changes in discretionary consumer spending in the markets where we operate resulting from the slowdown in economies globally, continued disruptions in the world financial and credit markets may result in fewer customers visiting, or customers spending less, at our property, which will adversely impact our revenues and the availability and cost of credit. The current situation in the world credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our future growth and operations. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As a result, customer demand for the luxury amenities and leisure activities that we offer may be depressed or decline for an extended period.
The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our results of operations, and may continue to negatively affect our results of operations in the future. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, and adversely affect our results of operations.
We completed the Acquisition on February 2, 2007. The following discussion and analysis covers periods both prior and subsequent to the Acquisition. Our Predecessor’s historical consolidated financial statements included herein for the periods prior to February 2, 2007 represent the financial condition, results of operations and liquidity of the Predecessor prior to the closing of the Acquisition. Our historical consolidated financial statements included herein for the period following the closing of the Acquisition represent our financial condition, results of operation and liquidity after the closing of the Acquisition. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after February 2, 2007 may not be comparable to the information prior to that date. For comparative purposes, below we have included a comparison of our results of operations for the year ended December 31, 2008 to our and our Predecessor’s combined results of operations for the year ended December 31, 2007 to our Predecessor’s results of operations for the year ended December 31, 2006. While the Company believes that a comparison of the results of operations for these three periods provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the Acquisition and the financing for the Acquisition have had on the amount of interest expense and depreciation and amortization we incur following the closing of the Acquisition.

Prior to the time we satisfied all conditions for obtaining the necessary gaming approvals, we were prohibited from receiving any revenues of the gaming facilities at the Hard Rock. As such, we leased our gaming facilities to a licensed third party Casino Operator pursuant to a Casino Sublease under which the Casino Operator conducted the gaming operations at the casino. The Casino Sublease provided for base rent equal to $1.725 million per month. In addition to the base rent, the Casino Operator was required to pay for certain rent-related costs. According to the Casino Sublease, the Casino Operator would withhold, as an expense, from the revenue arising from operations at the casino, a sum in the amount equal to $275,000 per month. On January 24, 2008, we received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, which became effective on February 14, 2008. On March 1, 2008, we assumed the gaming operations at the Hard Rock and terminated the Casino Sublease.
We evaluated our variable interests in accordance with FIN 46R, to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The gaming operations at our casino were operated by the Casino Operator, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. Upon termination of the Casino Sublease on February 29, 2008, the Casino Operator relinquished all of the gaming assets to us and, in return, we forgave the remaining balance on the Gaming Asset Note. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as became due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Upon termination of the Casino Sublease, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements. See “Business—Agreements Governing the Operation of the Hard Rock—Casino Sublease.”
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
The following are key gaming industry-specific measurements we use to evaluate casino revenues. “Table game drop,” “slot machine handle” and “race and sports book write” are used to identify the amount wagered by patrons for a casino table game, slot machine or racing events and sports games, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage,” “slot machine hold percentage” and “race and sports book hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons. Based on historical experience, in the normal course of business we expect table games hold percentage for any period to be within the range of 12% to 16%, slot machine hold percentage for any period to be within the range of 4% to 7% and race and sports book hold percentage to be within the range of 4% to 8%.

Results of Operations
The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Successor			Predecessor
		Period From	Combined Year	Period From
	Year Ended	Feb 2, 2007 to	Ended	Jan 1, 2007 to	Year Ended
	Dec 31, 2008	Dec 31, 2007	Dec 31, 2007	Feb 1, 2007	Dec 31, 2006
INCOME STATEMENT DATA:
REVENUES:
Casino	32.4%	29.7%	29.7%	30.0%	32.8
Lodging	23.7	24.3	24.5	26.4	22.8
Food and beverage	42.7	40.5	40.5	40.9	38.4
Retail	3.7	3.7	3.6	3.1	3.9
Other	9.6	10.3	10.2	8.2	9.0

Gross revenues	112.1	108.5	108.5	108.6	106.9
Less: promotional allowances	(12.1)	(8.5)	(8.5)	(8.6)	(6.9)

Net revenues	100.0	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Casino	22.9	19.4	19.7	23.1	19.2
Lodging	4.8	5.1	5.3	6.9	5.5
Food and beverage	23.0	20.7	21.0	25.0	20.6
Retail	1.8	1.8	1.8	2.2	2.2
Other	7.1	8.8	8.7	7.0	8.6
Marketing	3.1	2.9	2.9	2.3	3.0
Management fee—related party	4.3	4.5	5.0	11.7	3.5
General and administrative	23.8	15.4	15.9	22.0	15.3
Merger costs	—	—	0.9	13.2	2.5
Depreciation and amortization	14.3	10.0	10.0	9.1	7.0
Loss on disposal of assets	0.0	1.0	0.9	—	0.3
Pre-opening	3.6	0.7	0.6	—	—
Acquisition and transition related costs	0.0	1.4	1.3	—	—
Impairment of goodwill and license rights	116.4	—	—	—	—

Total costs and expenses	225.1	91.7	93.9	122.6	87.8

(LOSS) INCOME FROM OPERATIONS	(125.1)	8.3	6.1	(22.6)	12.2
Interest income	.9	.4	.4	—	0.2
Interest expense, net of capitalized interest	(48.0)	(49.6)	(46.9)	(11.6)	(10.1)
Loss on early extinguishment of debt	—	—	—	—	—

(Loss) income before income tax (benefit) expense	(172.1)	(40.9)	(40.4)	(34.2)	2.4
Income tax (benefit) expense	(0.4)	(1.3)	(2.0)	(11.7)	0.9

Net income (loss)	(171.8)	(39.6)	(38.4)	(22.5)	1.4
Other Comprehensive (Loss) Income:
Unrealized loss on interest rate caps, net of tax	(10.4)	—	—	—	—

Comprehensive (loss) income	(182.2)%	(39.6)%	(38.4)%	(22.5)%	1.4%

The following table presents consolidated statement of operations data for the year ended December 31, 2008 and 2007 and the change in such data between the two periods.

		Period From		Combined Year	Change From Combined Year Ended Dec 31, 2007 to
	Year Ended	Feb 2, 2007 to	Jan 1, 2007 to	Ended	Year Ended Dec 31, 2008
	Dec 31, 2008	Dec 31, 2007	Feb 1, 2007	Dec 31, 2007	Change ($)	Change (%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$53,282	$51,501	$3,904	$55,405	$(2,123)	(3.8)%
Lodging	39,008	42,220	3,438	45,658	(6,650)	(14.6)
Food and beverage	70,119	70,202	5,320	75,522	(5,403)	(7.2)
Retail	6,146	6,358	399	6,757	(611)	(9.0)
Other	15,741	17,896	1,073	18,969	(3,228)	(17.0)
Less: promotional allowances	(19,951)	(14,739)	(1,116)	(15,855)	(4,096)	25.8

Net revenues	164,345	173,438	13,018	186,456	(22,111)	(11.9)

COSTS AND EXPENSES:
Casino	37,694	33,671	3,008	36,679	1,015	2.8
Lodging	7,901	8,903	896	9,799	(1,898)	(19.4)
Food and beverage	37,809	35,897	3,261	39,158	(1,349)	(3.4)
Retail	2,896	3,092	285	3,377	(481)	(14.2)
Other	11,668	15,236	913	16,149	(4,481)	(27.7)
Marketing	5,044	5,032	296	5,328	(284)	(5.3)
Management fee—related party	7,009	7,837	1,525	9,362	(2,353)	(25.1)
General and administrative	39,170	26,743	2,865	29,608	9,562	32.3
Merger costs	—	—	1,723	1,723	(1,723)	(100.0)
Depreciation and amortization	23,454	17,413	1,184	18,597	4,857	26.1
Loss on disposal of assets	25	1,725	—	1,725	(1,700)	(98.6)
Pre-opening	5,933	1,167	—	1,167	4,766	408.4
Acquisition and transition related costs	—	2,358	—	2,358	(2,358)	(100.0)
Impairment of goodwill and license rights	191,349	—	—	—	(191,349)	100.0

Total costs and expenses	369,952	159,074	15,956	175,030	3,573	2.0

(LOSS) INCOME FROM OPERATIONS	(205,607)	14,364	(2,938)	11,426	(25,684)	(224.8)

Interest income	1,542	698	—	698	844	120.9
Interest expense, net of capitalized interest	(78,822)	(85,953)	(1,516)	(87,469)	8,647	(9.9)

Loss before income tax benefit	(282,887)	(70,891)	(4,454)	(75,345)	(207,542)	275.5
Income tax benefit	(585)	(2,277)	(1,521)	(3,798)	3,213	(84.6)

Net loss	(282,302)	(68,614)	(2,933)	(71,547)	(210,755)	294.6
Other Comprehensive Loss:
Unrealized loss on interest rate caps, net of tax	(17,168)	(26)	—	(26)	(17,142)	65,930.8

Comprehensive loss	$(299,470)	$(68,640)	$(2,933)	$(71,573)	$(227,897)	318.4%

Results of Operations for the Year Ended December 31, 2008 Compared to the Results of Operations for the Combined Year Ended December 31, 2007
Net Revenues. Net revenues decreased 11.9% for the year ended December 31, 2008 to $164.3 million compared to $186.5 million for the combined year ended December 31, 2007. The $22.1 million decrease in net revenues was primarily attributable to a $6.7 million or 14.6% decrease in lodging revenue, a $5.4 million or 7.2% decrease in food and beverage revenue, a $3.2 million or 17.0% decrease in other revenues, a $2.1 million or 3.8% decrease in casino revenue, a $0.6 million or 9.0% decrease in retail revenue and a $4.1 million or 25.8% increase in promotional allowances related to items furnished to customers on a complimentary basis. Management believes these decreases are a result of decline in visitor volume into Las Vegas and parking convenience from the loss of the surface lots used in the expansion of the new Joint and meeting space. Although the visitor volume into Las Vegas declined 4.4% and the Clark County gaming revenues declined 9.9%, the Company’s gaming revenue only declined 3.8%.
Casino Revenues. The $2.1 million decrease in casino revenues was primarily due to a $3.7 million or 21.4% decrease in slot revenue which was offset by a $0.5 million or 1.4% increase in table games revenues, a $0.4 million or 38% increase in race and sports revenue and $0.7 million in poker revenue from the poker lounge, which opened in August 2008. The increase in table games revenues was due to an increase in table games hold percentage offset by a decrease in table games drop. Management believes that table games drop declined because of a decrease in “non-hosted play” (i.e., players attracted to the Hard Rock’s casino by means other than by our casino hosts), resulting from the loss of the surface lots used in the expansion of the new Joint and meeting space. Table games hold percentage increased 20 basis points to 13.9% from 13.7%, which was within the expected range of 12% to 16%. Table games drop decreased $0.7 million or 0.3% to $268.6 million from $269.3 million. The average number of table games in operations decreased to 84 from 88 tables. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,219 from $1,147, an increase of $72 or 6.3%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the year ended December 31, 2008 was 17% compared to 15.8% for the combined year ended December 31, 2007. Slot machine revenues decreased $3.7 million from $17.4 million to $13.7 million. Slot machine handle increased $63 million from $329 million to $392 million. The increase in slot machine handle was offset by a decrease in slot machine hold percentage. Management believes that a high limit slot tournament contributed to the increased slot machine handle for the year ended December 31, 2008. However, slot machine revenues decreased for the period due to lower slot machine hold percentage. Slot machine hold percentage decreased 180 basis points to 3.5% from 5.3%, which was less than the expected range of 4% to 7%, as a result of the high limit slot tournament. The average number of slot machines in operation decreased to 514 from 555, a decrease of 41 machines or 7.4%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $73 from $86, a decrease of $13 or 15.3%. Race and sports book revenue increased $0.4 million due to an increase in race and sports book write and an increase in hold percentage. The race and sports book write increased $0.6 million to $26 million in the year ended December 31, 2008 from $25.4 million in the combined year ended December 31, 2007. Race and sports book hold percentage increased 1.5 percentage points to 5.6% from 4.1%, which was within the expected range of 4% to 8%.
Lodging Revenues. The $6.7 million decrease in lodging revenues to $39.0 million was primarily due to a decrease in average daily rate to $190 from $209. The decrease in average daily rate was a result of management’s decision to strategically lower room prices to maximize occupancy levels and remain competitive within the Las Vegas market. Hotel occupancy decreased slightly to 92% from 94% between periods. In addition, there was a decrease in average number of rooms to 612 from 638 as a result of rooms being out of inventory due to of the remodel of the existing guest suites and guestroom corridors. The 2008 revenue per available room of $174 was down in comparison to 2007 revenue per available room of $196 or by 11%, which was less than the reported amount for the Las Vegas market, which experienced a revenue per available room decline of 14%. The 2008 average daily room rate of $190 decreased in comparison to 2007 average daily room rate of $209 or by 9%, which was less than the reported amount for the Las Vegas market, which experienced an average room rate decline of 10%.
Food and Beverage Revenues. The $5.4 million decrease in food and beverage revenues was due to food revenues decreasing by approximately $3.5 million and beverage revenues decreasing by approximately $1.9 million. Food revenues decreased due primarily to a $1.8 million decrease in banquet facility food, a $0.7 million decrease in Pink Taco food, a $0.8 million decrease in Mr. Lucky’s food, a $0.4 million decrease in AJ’s Steakhouse food, and a $0.2 million decrease in room service food. These decreases were partially offset by a $0.2 million increase in Beach Club food and a $0.2 million increase in Ago food over its predecessor Simons Kitchen and Bar. Beverage revenues decreased due primarily to a $1.2 million decrease in Body English, a $0.7 million decrease in Casino Bars, a $0.6 million decrease in Banquet Bar, a $0.3 million decrease in the Joint Bar, a $0.2 million decrease in AJ’s Steakhouse Bar, a $0.1 million decrease in Mr. Lucky’s Bar, and a $0.1 million decrease in Pink Taco Bar. These decreases in beverage revenues were partially offset by an increase of $0.4 million Beach Club Bar, due to the continued success of our pool party Rehab, a $0.5 million increase in Wasted Space over its predecessor Las Vegas Lounge and a $0.4 million increase in Ago over its predecessor Simon Kitchen and Bar. Management believes that the disruption to parking due to the construction of the expansion project has had a negative impact on patron visitation of its food and beverage outlets.

Retail Revenues. We believe the $0.6 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise market segment and the addition of other retail operations in Las Vegas.
Other Revenues. Other revenue decreased $3.2 million primarily due to a $1.2 million decrease in entertainment revenue, a $0.5 million decrease in sundry store revenues, a $0.5 million decrease in Beach Club retail revenues and a $0.5 million decrease in Rock Spa revenues, a $0.1 million decrease in Brannon Hair and a $0.4 million decrease in Cuba Libre, which was closed as a result of the new Poker Lounge.
Promotional Allowances. Promotional allowances increased $4.1 million or 25.8% over the prior period for the year ended December 31, 2008. Promotional allowances increased as a percentage of total revenues to 10.8% from 8.5% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by the casino marketing staff.
Casino Expenses. Casino expenses increased $1.0 million or 2.8% to $37.7 million from $36.7 million. The increase was primarily due to $2.0 million increase in bad debt expense, a $1.6 million increase in complimentaries, $1.1 million increase in customer discounts and a $0.2 million increase in professional services, which was partially offset by a $1.0 million decrease in taxes as a result of the $2.0 million decrease in revenues, $0.2 million decrease in promotional events and activities, a $0.2 million decrease in payroll and related expenses and the elimination of the priority management fee of $2.5 million paid to the Casino Operator during the Casino Sublease. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectibility of such receivables. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Management believes bad debt is increasing due to a number of factors affecting consumers, including a slowdown in global economies and contracting credit markets.
Lodging Expenses. Lodging costs and expenses decreased 19.4% or $1.9 million to $7.9 million for the year ended December 31, 2008. Lodging expenses in relation to lodging revenues decreased to 20.3% from 21.5% in the prior period due primarily to a $0.5 million decrease in expenses as a result of an increase in complimentaries provided to customers without charge, a $0.3 million decrease in payroll and related expenses, a $0.3 million decrease in credit card fees as a result of decreased revenues of $6.7 million and a $0.8 million decrease in miscellaneous operating supplies.
Food and Beverage Costs And Expenses. Food and beverage costs and expenses decreased 3.4% or $1.3 million over the prior period for the year ended December 31, 2008. Food and beverage costs and expenses in relation to food and beverage revenues increased to 53.9% from 51.8% in the prior year due primarily to a reduction in revenues. The decrease in expenses are due primarily to a $2.6 million decrease in expenses as a result of an increase in complimentaries provided to customers without charge, a $1.0 million decrease in product costs and a $0.9 million decrease in miscellaneous operating supplies, which were partially offset by a $1.6 million increase in payroll and related expenses, a $1.3 million increase in professional services and a $0.3 million increase in advertising, concert and maintenance expenses.
Retail Costs and Expenses. Retail costs and expenses decreased 14.2% or $0.5 million from the prior period for the year ended December 31, 2008. Retail costs and expenses in relation to retail revenues decreased to 47.1% from 57.9% in the prior period due to improved controls and a more focused buying effort.
Other Costs and Expenses. Other costs and expenses decreased 27.7% or $4.5 million over the prior period for the year ended December 31, 2008. Other costs and expenses in relation to other income decreased to 70.3% from 85.1%. This decrease was primarily due to a $2.6 million decrease in event costs, a $0.5 million decrease in equipment rental, as a result of hosting less concerts and events, a $0.5 million decrease in payroll and related expenses, a $0.4 million decrease in product costs, a $0.2 million decrease in professional services and a $0.3 million decrease in miscellaneous operating supplies.

Marketing, General and Administrative. Marketing, general and administrative expenses increased 26.6% or $9.2 million over the prior period for the year ended December 31, 2008. Marketing, general and administrative expenses in relation to gross revenues increased to 23.9% from 20.5%. The $9.2 million increase in these expenses was primarily due to a $3.2 million increase in professional services primarily associated with the acquisition of our gaming license, a $1.4 million increase in legal and professional services associated with our Form 10 registration and ongoing public filing requirements, a $5.0 million increase in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs, a $1.4 million increase in stock based compensation expense, a $2.2 million increase in other promotional event expenses and a $0.8 million increase in engineering costs. These increases were partially offset by a $0.7 million refund in use taxes related to meals served in our employee dining room, a decrease of $0.4 million in the early retirement of debt, which the Predecessor paid in January 2007, a $0.9 million decrease in payroll and related expenses, a $0.8 million decrease in management bonus expense and a $1.7 million decrease in other miscellaneous expenses and a $0.3 million decrease in utilities.
Management Fee—Related Party. Management fee—related party expenses decreased $2.4 million or 25.1% to $7.0 million from $9.4 million. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income.
Merger Costs. The Predecessor expensed $1.7 million for the period from January 1, 2007 to February 1, 2007 related to the Acquisition. The amount expensed for the year ended December 31, 2007 consisted of $1.1 million for bonuses to executives, $0.5 million for stay bonuses and $0.1 million for legal advisors.
Depreciation and Amortization. Depreciation and amortization expense increased by $4.9 million to $23.5 million for the year ended December 31, 2008 from $18.6 million for the year ended December 31, 2007. The increase in depreciation is a result of the additional assets placed into service from the expansion.
Interest Expense. Interest expense decreased $8.7 million to $78.8 million for the year ended December 31, 2008 from $87.5 million for the year ended December 31, 2007, a decrease of 9.9%. This decrease reflects the interest expense resulting from a decrease in the London Interbank Offered Rate (“LIBOR”) and an increase in additional capitalized interest, as a result of the expansion and deferred financing amortization in connection with the acquisition. The deferred financing amortization occurs over the 36-month life of our commercial mortgage-backed securities (“CMBS”) loans at approximately $1.5 million per month and over the 12-month life of our land acquisition loan at approximately $0.2 million per month. The Company incurred approximately $240.4 million of new debt under our CMBS facility and $50.0 million of new debt under a land acquisition loan we entered into during the year ended December 31, 2008. Payments of the new debt under the CMBS facility and land acquisition loan are based upon LIBOR, subject to an interest rate cap of 2.5%, plus a spread of 4.25% for the CMBS facility and a blended spread of 15.90% for the land acquisition loan. An amendment to the applicable loan agreement increased the blended spread from 15.90% to 17.90%. At any time and from time to time, the lender may increase the blended spread on the land acquisition loan up to a maximum interest rate specified in the related loan documents.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our CMBS facility has a variable interest rate. We use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2008, our total outstanding debt, including the current portion, was approximately $1.1 billion, all of which was variable rate debt. The Company has entered into hedge agreements for our CMBS facility that cap LIBOR at 2.5%. We have also entered into a hedge agreement for the land acquisition financing that occurred in August 2008 that caps LIBOR at 2.5%. At December 31, 2008, the LIBOR index rate applicable to the Company was 1.4%, thereby making the caps for the CMBS facility and the land acquisition financing out of the money. Subject to the caps, as of December 31, 2008, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.2 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.2 million.
Loss on Disposal of Assets. During 2007, the Company recorded $1.7 million loss on the disposal of assets, which was related to remodeling the suites, the closing of Simon Bar and Kitchen, the closing of Cuba Libre and the closing of Las Vegas Lounge.
Acquisition and Transition Related Costs. During 2007, the Company expensed $2.4 million in acquisition and transition related costs in connection with the Acquisition, which consisted of $0.8 million in payroll and related expenses, $0.5 million in celebrity acquisition costs, $0.4 million in fees to legal advisors, $0.3 in fees to gaming related professional advisors and $0.4 million in professional fees and other expenses.

Impairment of Goodwill and License Rights. On February 13, 2009, the Company completed its 2008 annual impairment tests of goodwill and indefinite-lived intangible assets as of October 31, 2008. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of the Company’s intangible assets. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the Acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for the Company. See “Critical Accounting Policies—Impairment of Goodwill, Intangible Assets and Other Long-lived Assets.”
Income Taxes. The income tax benefit decreased $3.2 million to $0.6 million for the year ended December 31, 2008 from an income tax benefit of $3.8 million for the year ended December 31, 2007. As of December 31, 2008, the Company had net deferred tax liabilities of $57.4 million which was $0.6 million in excess of deferred tax liabilities on indefinite life intangible assets. As of December 31, 2008, deferred tax liabilities of $0.6 million were utilized against deferred tax assets recognized as a result of post-Acquisition net operating losses. In addition, the Company established a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
During the year ended December 31, 2008, in conjunction with preparing our 2007 income tax returns, we determined that certain deferred tax liabilities relating to book to tax basis differences in certain assets we acquired were not reflected on our balance sheet. As a result, we recorded an adjustment during the quarter ended September 30, 2008 to reflect such deferred tax liabilities. The net effect of the adjustment resulted in an increase to both deferred tax liabilities and goodwill of $42.2 million. The adjustment had no material effect on our income statement for the year ended December 31, 2008. The adjustment was not considered material to our historical financial statements and therefore restatement was not considered necessary.
Other Comprehensive Loss. For the year ended December 31, 2008, the total fair value of derivative instruments that qualify for hedge accounting changed by $17.1 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities.
Net (Loss) Income. Net loss was $282.3 million compared to net loss of $71.6 million during the prior year period. The decrease in net income was due to the factors described above.
Results of Operations for Combined Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Net Revenues. Net revenues increased 2.5% for the combined year ended December 31, 2007 to $186.5 million compared to $182.0 million for the year ended December 31, 2006. The $4.5 million increase in net revenues was primarily attributable to a $4.1 million or 10.0% increase in lodging revenue, a $5.7 million or 8.1% increase in food and beverage revenue, and a $2.5 million or 15.2% increase in other revenue. These increases in revenue were partially offset by a $4.2 million or 7.1% decrease in casino revenue, a $0.3 million or 4.0% decrease in retail revenue and a $3.3 million or 27.6% increase in promotional allowances related to items furnished to customers on a complimentary basis.
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
Food and Beverage Revenues. The $5.7 million increase in food and beverage revenues was due to food revenues increasing by approximately $1.4 million and beverage revenues increasing by approximately $4.3 million. Food revenues increased due primarily to a $0.7 million increase in Beach Club food, a $0.6 million increase in Mr. Lucky’s, a $0.4 million increase in Pink Taco and a $0.3 million increase in room service. Management believes that the Hard Rock’s concert and other entertainment events have driven additional patron volume to its food and beverage outlets. These increases were partially offset by a $0.04 million decline in AJ’s Steakhouse and a $0.2 million decline in Simon Kitchen and Bar. Beverage revenues increased due primarily to a $3.2 million increase in Beach Club Bar, due to the continued success of our pool party called Rehab, a $1.8 million increase in Body English, due to opening an additional day each Wednesday, and a $0.2 million increase in Pink Taco Bar. These increases in beverage revenues were partially offset by a decrease of $0.7 million in Casino Bars, Banquet Bar, Sports Deluxe, Simon Kitchen and Bar, AJ’s Steakhouse and The Joint Bar revenue.
Retail Revenues. We believe the $0.3 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise market segment and the addition of other retail operations in Las Vegas.
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
Promotional Allowances. Promotional allowances increased $3.3 million or 26.7% over the prior period for the combined year ended December 31, 2007. Promotional allowances increased as a percentage of total revenues to 8.5% from 6.9% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by the casino marketing staff.
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
Food and Beverage Costs And Expenses. Food and beverage costs and expenses increased 4.4% or $1.6 million over the prior period for the combined year ended December 31, 2007. Food and beverage costs and expenses in relation to food and beverage revenues decreased to 51.8% from 53.7% in the prior year due primarily to increases in Beach Club and Body English revenues of 24.6% to $28.1 million from $22.6 million. These revenue increases were primarily derived from admissions and bottle service, which have low associated costs and, therefore, decreased the percentage of costs and expenses in relation to food and beverage revenues. Payroll and related expenses increased from the prior year 3.5% to $21.3 million from $20.5 million, professional services for Disc Jockeys and special events increased from the prior year 57.1% to $2.7 million from $1.7 million and other operating supplies increased from the prior year 48.9% to $0.9 million from $0.6 million. These increases are primarily due to the increased volume in Beach Club and Body English revenues.

Retail Costs and Expenses. Retail costs and expenses decreased 17.1% or $0.7 million from the prior period for the combined year ended December 31, 2007. Retail costs and expenses in relation to retail revenues decreased to 50.0% from 57.9% in the prior period due to improved controls and a more focused buying effort.
Other Costs and Expenses. Other costs and expenses increased 3.7% or $0.6 million over the prior period for the combined year ended December 31, 2007. Other costs and expenses in relation to other income decreased to 85.1% from 94.6% due to an increase in rental income with which no costs were associated.
Marketing, General and Administrative. Marketing, general and administrative expenses increased 4.9% or $1.6 million over the prior period for the combined year ended December 31, 2007. Marketing, general and administrative expenses in relation to gross revenues increased to 20.5% from 19.7%. The $1.6 million increase in these expenses was primarily due to a $0.9 million increase in customer promotions, a $0.1 million increase in advertising expense, a $0.3 million increase in Rehab pool party promotional costs, a $0.2 million increase in utilities, a $0.4 million increase in professional services primarily associated with the acquisition of our gaming license, and a $0.4 million termination fee paid to the former operator in connection with the closing of Simon Bar and Kitchen. These costs were slightly offset by a $0.5 million decrease in payroll and related expenses and a decrease of $0.2 million in engineering costs.
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
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our CMBS facility has a variable interest rate. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2007, our total outstanding debt, including the current portion, was approximately $793.5 million, all of which was variable rate debt. The Company has entered into hedge agreements that cap LIBOR at 5.50% through February 9, 2009. At December 31, 2007, the LIBOR rate was 4.6%, thereby making our cap out of the money. Subject to the cap, as of December 31, 2007, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.0 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.0 million.
Loss on Disposal of Assets. During 2007, the Company recorded $1.7 million loss on the disposal of assets, which was related to remodeling the suites, the closing of Simon Bar and Kitchen, the closing of Cuba Libre and the closing of Las Vegas Lounge. During 2006, the Predecessor recorded a $0.5 million loss on the disposal of assets, which was related to the pool remodel and other operating assets being retired.

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
Income Taxes. The income tax benefit decreased $5.5 million for the year ended December 31, 2007 to an income tax benefit of $3.8 million. As a result of the purchase allocation, the Company had net deferred tax liabilities of $17.5 million which was $2.3 million in excess of deferred tax liabilities on indefinite life intangible assets. Subsequent to the closing of the Acquisition, deferred tax liabilities of $2.3 million were utilized against deferred tax assets recognized as a result of post acquisition net operating losses. In addition, subsequent to the closing of the Acquisition, the Company established a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
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
LIQUIDITY AND CAPITAL RESOURCES
Potential Sources of Liquidity
CMBS Facility. In connection with our acquisition of the Hard Rock, we entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities (“CMBS”) market. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. As of December 31, 2008, we had drawn $325.7 million under the construction loan. We anticipate drawing additional amounts from the construction loan under the CMBS facility as needed. We are currently on time to complete the expansion as scheduled and within the parameters of the original budget.
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
The loan agreements under the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. The Company has evaluated these requirements and determined it was in compliance, as set forth within the CMBS loan documents, as of December 31, 2008.
Equity Contributions. Subject to the terms and conditions contained therein, under the JV Agreement, the DLJMB Parties have committed to make additional capital contributions to us in an aggregate amount of up to $254.0 million (referred to as the “New Capital”). The $254.0 million new commitment will be reduced by New Capital provided by the DLJMB Parties after February 8, 2008. Of the New Capital amount, up to $144.0 million will be allocated to the expansion project (including certain interest payment and cash requirements of the Company during the pre-construction and construction periods of the project). As of December 31, 2008, $5.8 million was remaining under this commitment. Up to $110.0 million of the New Capital amount will be made available (to the extent needed) to fund capital requirements relating to the approximately 15 acres of excess land located adjacent to the Hard Rock. On August 1, 2008, certain of our subsidiaries completed an intercompany land purchase and a related financing with respect to approximately 11 of the acres. The DLJMB Parties contributed approximately $75.1 million under the $110.0 million commitment to fund a portion of the $110.0 million purchase price for the intercompany land purchase and to pay for all costs and expenses in connection with its closing and related financing. Another $50.0 million was borrowed by one of our subsidiaries under a new land acquisition loan to fund the remaining portion of the purchase price. The remaining portion of the DLJMB Parties’ commitment relating to the excess land may be used (to the extent needed) to fund certain interest reserve and prepayment premium requirements under the land acquisition loan.
Pursuant to the JV Agreement, subject to certain terms and conditions, the DLJMB Parties are also permitted to contribute additional capital to the Company in their discretion. To the extent that the DLJMB Parties’ commitment to contribute New Capital has been exhausted, these provisions could permit the DLJMB Parties to make necessary fundings to the Company. However, we cannot assure you that the conditions to such fundings will be satisfied or that the DLJMB Parties will make these discretionary fundings in the future.
During the year ended December 31, 2008, the DLJMB Parties had contributed $123.8 million in cash and $102.2 million in letters of credit and the Morgans Parties had contributed $1.1 million in cash and $2.5 million in letters of credit to the Company. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project.

Liquidity Requirements
As of December 31, 2008, we had approximately $10.1 million in available cash and cash equivalents. As of December 31, 2008, our total long-term debt, including the current portion, was approximately $1.1 billion and our total member’s deficit was approximately $61.5 million. The Company has both short-term and long-term liquidity requirements as described in more detail below.
In March 2007, we announced a large-scale expansion and renovation project at the Hard Rock. Renovations to the property that began in the fourth quarter of 2007, including upgrades to existing suites, restaurants and bars, retail shops and common areas and a new ultra lounge and poker room, were completed by the end of the third quarter of 2008. We anticipate the remainder of the expansion will be completed by late 2009.
We have entered into a construction management and general contractor’s agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which sets forth the terms and conditions pursuant to which M.J. Dean will construct the expansion project. The contract provides that the project will be broken into multiple phases, each of which will be governed by a separate guaranteed maximum price work authorization order. As of December 31, 2008, we had delivered work authorization orders to M.J. Dean for an aggregate of $570.5 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
We have also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project at the Hard Rock. The contract includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project calls for an aggregate of $19.2 million of work.
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
We expect our short-term liquidity requirements for the next twelve months to include (a) expenditures of $427 million (of the total budgeted amount of $760 million) for the expansion and renovation of the Hard Rock, (b) additional expenses of 3% of the Hard Rock’s gross revenues for replacements and refurbishments at the Hard Rock and (c) $50.0 million in maturing debt under our land acquisition financing.
We have signed construction commitments of which approximately $442 million was unfunded at December 31, 2008. These commitments consist of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2009 and 2010. For a further description of these payments, see “—Capital Expenditures, Interest Expense and Reserve Funds” and “—Contractual Obligations and Commitments.”
On August 1, 2008, we completed an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, one of our subsidiaries entered into a $50.0 million land acquisition financing with Column Financial, Inc. All outstanding amounts owed under the applicable loan agreement become due and payable no later than August 9, 2009, subject to two six-month extension options. We are currently considering various options with respect to the adjacent land, including selling a portion of the land to a third party.
We expect to meet our short-term liquidity needs through existing working capital, cash provided by our operations, debt funding under our CMBS facility and capital contributions from our members. Management anticipates the Company will not return to a positive cash position , at the earliest until the expansion project has opened and the economic environment has improved from its current condition. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements.

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
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to complete our expansion project, pay scheduled debt payments, and perform necessary renovations and other non-recurring capital expenditures that need to be made periodically to our property. The initial maturity date of the CMBS facility of $1.1 billion will be February 9, 2010, with two one-year options to extend the maturity date provided that the Company satisfies certain conditions, including meeting a specified debt-yield percentage. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, licensing of our intellectual property, capital contributions from our members, and borrowings under our CMBS facility. Other sources may be sales of equity securities and/or cash generated through property dispositions and joint venture transactions.
Our ability to incur additional debt is dependent upon our ability to satisfy the borrowing restrictions imposed by our current lenders. In addition, our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive or at all.
Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
Management anticipates the Company will not return to a positive cash position at the earliest until the expansion project has opened and the economic environment has improved from its current condition. We believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our long-term liquidity requirements.

Cash Flows for the Year Ended December 31, 2008
Operating Activities. Net cash used by operating activities was $46.9 million for the year ended December 31, 2008, which resulted primarily from a $282.3 million loss from operations, offset by $42.7 million of depreciation and amortization expense, $191.3 million increase in the impairment of goodwill and license rights, $4.1 million increase in non-cash expenses, and $2.7 million from a decrease in other operating assets and liabilities.
Investing Activities. Net cash used in investing activities amounted to $347.3 million for the year ended December 31, 2008. The cash used in investing activities primarily relates to the construction expenses of the ongoing expansion of the Hard Rock, the change in restricted reserve accounts under the CMBS facility as compared to the purchase of the Hard Rock and related assets in the prior year.
Financing Activities. Net cash provided by financing activities amounted to $390.2 million for the year ended December 31, 2008. The cash provided by financing activities for the year ended December 31, 2008, represents an additional $240.4 million of proceeds from borrowings under the CMBS facility and $50.0 million of proceeds from borrowings under the land acquisition loan, offset by $5.8 million in loan financing costs, $125.5 million of proceeds from additional cash equity contributions and $19.8 million in costs to purchase interest rate caps in comparison to the initial loan to purchase the Hard Rock during the year ended December 31, 2007.
Cash Flows for the Period from February 2, 2007 to December 31, 2007
Operating Activities. Net cash used by operating activities was $43.7 million for the period from February 2, 2007 to December 31, 2007, which resulted primarily from a $68.6 million loss from operations, offset by $32.1 million of depreciation and amortization expense, $2.0 million increase in non-cash expenses, and $9.2 million from a decrease in other operating assets and liabilities.
Investing Activities. Net cash used in investing activities amounted to $807.1 million for the period from February 2, 2007 to December 31, 2007. The cash used in investing activities primarily relates to the Acquisition and establishment of the restricted reserve accounts under the CMBS facility.
Financing Activities. Net cash provided by financing activities amounted to $864.9 million for the period from February 2, 2007 to December 31, 2007. The cash provided by financing represents the $113.9 million of cash equity contributions at the closing of the Acquisition, $760 million of proceeds from borrowings under the CMBS facility at the closing of the Acquisition, $33.5 million of proceeds from additional borrowings subsequent to the Acquisition, which were partially offset by $50.2 million in loan financing costs and $9.0 million of additional cash equity contributions subsequent to the Acquisition. The DLJMB Parties provided $6.0 million of such cash equity contribution and the Morgans Parties provided $3.0 million of such cash equity contribution.

Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to our CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. On the closing date of the Acquisition, we deposited $35 million into an initial renovation reserve fund to be held as additional collateral for the CMBS loan for the payment of initial renovations to the Hard Rock. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement under the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds to be set aside in restricted cash. As of December 31, 2008, an aggregate of $5.5 million and $1.9 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively.
In addition, we are also obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. On the closing date of the Acquisition, we deposited $45 million into an interest reserve fund to be held as additional collateral under the CMBS facility for the payment of interest expense shortfalls. The CMBS lenders will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under the CMBS facility. As of December 31, 2008, $14.5 million was available in restricted cash reserves in the interest reserve fund.
Pursuant to the CMBS facility, the unfunded portion of the construction loan as of the second anniversary of the closing date of the Acquisition may be advanced and deposited with lender in an account which shall be referred to as the “construction loan reserve account.” Additionally, portions of the construction loan may be advanced as quarterly deficiency advances from time to time, which quarterly deficiency advances shall be deposited with lender in the construction loan reserve account. Additionally, on November 9, 2007, the third mezzanine construction funds were deposited with lender in the construction loan reserve account. The funds in the construction loan reserve account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the construction loan reserve account in lieu thereof, to the extent funds are available. As of December 31, 2008, $143.8 million was available in restricted cash reserves in the construction loan reserve account.
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
In connection with a refinancing in November 2007, we purchased five new interest rate caps with an aggregate notional amount of $885.0 million and a LIBOR cap of 5.50% which expire February 9, 2009. We determined that two of the caps did not qualify for hedge accounting. Three of the caps were designated as cash flow hedges.
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
On September 22, 2008, we amended the accretive interest rate cap agreement to adjust the notional amount upward in order to meet the lender-required cap on future debt. In addition, we determined that the amended interest rate cap qualifies for hedge accounting and the cap is designated as a cash flow hedge.
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
Contractual Obligations and Commitments
We have various contractual obligations that we record as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2008 (amounts in thousands):

			Payment due by Period
						2011 and
Total	Total		2009		2010	thereafter
Long-term debt	$1,083,813	(1)	$50,000	(1)	$1,033,813	$—
Employment agreement(3)	1,330		725		605	—
Estimated interest payments on long-term debt(4)	145,864		72,966		72,898	—
Construction Commitments(5)	441,756		427,456		14,300	—

Total contractual cash obligations	$1,672,763		$551,147		$1,121,616	$—

(1)	On August 1, 2008, we completed an intercompany land purchase and a related financing with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. The proceeds from the financing, together with an equity contribution from the DLJMB Parties, were used to fully satisfy a $110 million amortization payment under the CMBS facility due in August 2008. In connection with the intercompany land purchase and related financing, HRHH Transferee, one of our subsidiaries, entered into a land acquisition financing with Column Financial, Inc. The financing provided $50 million of the $110 million of proceeds necessary to purchase the approximately 11-acre parcel from HRHH Development, LLC, another one of our subsidiaries. Under the financing, interest will accrue at an annual rate equal to the 30-day LIBOR, plus a blended spread of 15.90%. An amendment to the applicable loan agreement increased the blended spread from 15.90% to 17.90%. At any time and from time to time, the lender may increase the blended spread up to a maximum interest rate specified in the related loan documents. The loan agreement governing the land aquisition financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the land aquisition loan are secured by a first mortgage lien on the approximately 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The loan is also assumable by certain third party purchasers of a portion of the approximately 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support for the loan. All outstanding amounts owed under the land aquisition loan become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default which we consider usual and customary for an agreement of this type, including failure to make payments under the applicable loan agreement, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in such loan agreement).

(2)	The initial maturity date of the CMBS facility will be February 9, 2010, with two one-year options to extend the maturity date provided we satisfy certain conditions, including meeting a specified debt-yield percentage.

(3)	Under Mr. Kwasniewski’s offer letter, if Morgans Management terminates his employment without cause on or after the second anniversary of employment, he will be entitled to receive one year’s base salary. If Morgans Management terminates his employment without cause after 2007, he will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus. See “Executive Compensation—Compensation Discussion and Analysis—Employment Agreements.”

(4)	Estimated interest payments on long-term debt are based on average principal amounts outstanding under our CMBS facility and land acquisition financing as of December 31, 2008 and anticipated additional borrowings thereunder required to complete our hotel expansion and renovation, based on the LIBOR index rate applicable to the Company of 1.42% plus a spread of 4.25% (for a total of 5.67%) as of December 31, 2008. Subject to an interest rate cap, as of December 31, 2008, an increase in market rates of interest by 0.125% would have increased our projected annual interest expense by $1.5 million and $1.6 million in 2009 and 2010 respectively and a decrease in market interest rates by 0.125% would have decreased our projected annual interest expense by $1.5 million and $1.6 million in 2009 and 2010 respectively. See “Financial Information—Quantitative and Qualitative Disclosure About Market Risk.”

(5)	We have signed construction commitments for an aggregate of approximately $632.4 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock, of which approximately $442 million remained at December 31, 2008.
We made cash interest payments on our long-term debt of $64.1 million for the year ended December 31, 2008.
We paid or accrued to Morgans Management amounts in respect of the base fee, a gaming facilities support fee and chain service expense reimbursement equal to $4.6 million, $0.7 million and $1.7 million, respectively for the year ended December 31, 2008. We also reimbursed Morgans Management approximately $0.9 million for costs it incurred under the Technical Services Agreement (as defined below) we have entered into with it for the year ended December 31, 2008.
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
The preparation of our consolidated financial statements in conformity accounting principles generally accepted in the United States (“GAAP”) require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment of Goodwill, Intangible Assets and Other Long-lived Assets
We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of Statement of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”) related to goodwill and other intangible assets and of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), related to possible impairment of or disposal of long-lived assets. For goodwill and indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.

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
Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. Prior to the 2008 annual impairment test, the Company’s goodwill and indefinite-lived intangible asset balances included goodwill of approximately $181.3 million and $44.9 million related to the acquisition of the Hard Rock Hotel and Casino in 2007.
The Company completed its 2008 annual impairment tests of goodwill and indefinite-lived intangible assets as of October 31, 2008. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of the Company’s intangible assets. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the time of the Acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for the Company.
In the income approach, expected future returns from the intangible assets in the form of cash flows are discounted to present value at an appropriate rate of return. The selected discount rate or rate of return should reflect the degree of uncertainty or risk associated with the future returns and returns available from alternative investments. Higher uncertainty or risk leads to a higher expected rate of return, which produces a lower value for the investment. Income Approach valuation methods used to calculate the fair value of the Company’s intangible assets include the excess earnings and relief from royalty methods.
In the excess earnings method, a discounted cash flow analysis is used to measure the anticipated future benefits accruing from the intangible asset. A projection of the future revenue stream attributable to the intangible asset was provided by management. After deducting operating expenses based on the expected profit margin of the intangible asset, as indicated by management, corporate taxes are subtracted at the Company’s forecasted state and federal corporate tax rate. Next, asset charges are deducted to account for the subject asset’s reliance on the Company’s other tangible and intangible assets. The resulting future cash flows are discounted to present value at the Company’s weighted average cost of capital, plus an appropriate premium to account for the additional risk inherent in investing in intangible assets. Free cash flow, as used in the excess earnings method, is defined as follows: (attributable sales, less operating expenses, less income taxes on pretax income, less asset charges from contributing assets, equals free cash flow). From the discounted cash flow value calculated in the excess earnings method, a tax amortization benefit was then added to the tax affected value.
In the relief from royalty method, the present value of projected royalty cash flows is calculated using an appropriate rate of return. Appropriate royalty rates for each intangible asset were estimated after examining market royalty data from RoyaltySource, a database of transactions involving the licensed use of intangible assets. Free cash flow, as used in the relief from royalty method, is defined as follows: (royalty from sales, less income taxes on royalties relieved, equals free cash flow). Income taxes were subtracted from royalty revenue at the Company’s state and federal corporate tax rate to arrive at estimated free cash flows for each intangible asset. The future value of free cash flows were discounted to present value at the Company’s weighted average cost of capital, plus an additional risk premium to account for the added risk inherent in each intangible asset. Sales attributable to each intangible asset were based on management’s projections. A tax amortization benefit was then added to the tax affected value.
The market approach determines fair value by comparing the subject intangible asset to transactions of similar intangible assets in the same or competing markets. This technique uses values established by informed buyers and sellers in the market and is based on the assumption that a prudent buyer would pay no more for an asset than the cost of acquiring an equally desirable substitute in the open market. No sales transactions of intangible assets similar to the subject assets were located as stand-alone assets. Transaction values typically include multiple tangible and intangible assets. As a result, it is difficult to allocate value to an individual intangible asset.
The cost approach considers the current cost of reproducing or replacing an asset new, less accrued depreciation from physical deterioration, functional obsolescence and economic obsolescence. As applied to valuing the Company’s intangible assets, the cost approach determines the cost to develop the intangible assets, and subtracts depreciation based on the actual age and economic life of the intangible assets.

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
Capitalized Interest
We capitalize interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. We amortize capitalized interest over the estimated useful life of the related asset. For the year ended December 31, 2008, capitalized interest totaled $8.5 million.
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
Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2008, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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
For the years ended December 31, 2008 and December 31, 2007, the total fair value of derivative instruments was $106,000 and $11,000, respectively. The change in fair value included in comprehensive income for December 31, 2008 and December 31, 2007 was $17.2 million and $26,000, net of premium amortization, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness was insignificant. For the years ended December 31, 2008 and December 31 2007, the Company expensed $4.6 million and $1.4 million to interest expense attributable to the derivatives not designated as hedges according to SFAS No. 133, respectively.

Income Taxes
Under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), a Company is required to record a valuation allowance against some or all of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. To make such determination, the Company analyzes positive and negative evidence, including history of earnings or losses, loss carryback potential, impact of reversing temporary differences, tax planning strategies, and future taxable income. The Company has reported net operating losses for consecutive years and does not have projected taxable income in the near future. This significant negative evidence causes management to believe a full valuation allowance should be recorded against the deferred tax assets. The deferred tax liability related to the stepped-up basis on land and indefinite-lived intangibles are the only deferred tax items not offset by the valuation allowance. This treatment is consistent with the valuation allowance calculations in prior periods.
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
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earnings and losses. Management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the year ended December 31, 2008, we established a valuation allowance equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to land and indefinite life intangible assets).
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
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as our management’s experience with collection trends in the casino industry and current economic and business conditions. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables, and the results of collection efforts to date, especially with regard to significant accounts. Change in customer liquidity or financial condition could affect the collectibility of that account, resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to our results of operations.

Recently Issued and Adopted Accounting Pronouncements
In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS No.157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted the provisions of this standard and such application did not have a material effect on its financial condition, results of operations or cash flows. See “— Note 1 — Fair Value Measurements” for disclosures required by this standard.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No.159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 had no material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS No. 141R”) which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred. The Company is currently evaluating the impact of adopting the Statement, which is effective for fiscal years beginning on or after December 15, 2008. Adoption is prospective and early adoption is not permitted.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 required enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on the Company’s financial statements.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our loan agreements have a variable interest rate. We are therefore most vulnerable to changes in short-term U.S. prime interest rates. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2008, our total outstanding debt, including the current portion, was approximately $1.1 billion, all of which was variable rate debt. We have entered into hedge agreements for our CMBS facility that cap LIBOR at 2.5%. We have also entered into a hedge agreement for the land acquisition financing that occurred in August 2008 that caps LIBOR at 2.5%. At December 31, 2008, the LIBOR index rate applicable to the Company was 1.42% thereby making the caps for the CMBS facility and the land acquisition financing out of the money. Subject to the caps, as of December 31, 2008, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.2 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.2 million.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Predecessor and the Company and the notes related to the foregoing financial statements, together with the independent registered public accounting firms’ reports thereon, are set forth on pages F-1 through [F-47] of this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T) CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. The Company’s Chief Operating Officer and Chief Financial Officer have concluded the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of the Company’s annual financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with our board of directors.
Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B OTHER INFORMATION
None.

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2008:

Name	Age	Position
Steven Rattner	47	Director
Neal Pomroy	48	Director
Ryan Sprott	35	Director
Fred J. Kleisner	64	President and Director
Richard Szymanski	51	Vice President, Secretary, Treasurer and Director
Andrew A. Kwasniewski	55	President and Chief Operating Officer of HRHI
Arnold D. Boswell	48	Chief Financial Officer of HRHI
Steven Rattner has served as a Director of the Company since February 2007. Mr. Rattner joined DLJ’s Investment Banking Division in 1985 and DLJMB in 2001. Prior to joining DLJMB, Mr. Rattner was one of the founding members of Donaldson, Lufkin & Jenrette’s (or DLJ) number-one-ranked leveraged finance business, where he was Head of Sales and Trading and Head of Capital Markets. Upon the merger of Credit Suisse First Boston (or CSFB) and DLJ, he became the Head of European Leveraged Finance, responsible for all underwriting and client coverage involving high-yield and syndicated loan products. Mr. Rattner received a B.A. from Franklin & Marshall College, a J.D. from the University of Pittsburgh, where he was a member of the Law Review, and an M.B.A. from the Stern School of Business at New York University. He is a director of Peach Holdings and Warner Chilcott Corporation.
Neal Pomroy has served as a Director of the Company since February 2007. Mr. Pomroy joined DLJMB in 2004 and is involved in the oversight of DLJMB’s portfolio companies and in providing assistance in the due diligence and review of business processes for prospective investments. Prior to joining DLJMB, Mr. Pomroy was a Managing Director with Mercer Management Consulting, Head of the Private Equity and Mergers and Acquisitions practice in North America, where he held several senior management positions including the North American Operating Committee and New York Region Head. Mr. Pomroy has supported the industry’s largest private equity firms with specific portfolio company value growth initiatives, turnaround support and total portfolio management approaches. From 1983 to 1987, Mr. Pomroy worked in Leveraged Buyout Finance and Private Equity for Bank of Boston. He received a B.S. from University of Virginia in 1983 and an M.B.A. from the Harvard Business School in 1988. Mr. Pomroy is a director of United Site Services and Professional Career Development Institute, LLC.
Ryan Sprott has served as a Director of the Company since February 2007. Mr. Sprott joined CSFB Private Equity in 1998 and DLJMB in 2001 and is currently a Managing Director of DLJMB. From 1996 to 1998, he worked in the Natural Resources Group of CSFB’s Investment Banking Division, where he focused on mergers and acquisitions, equity offerings and debt financings for the firm’s oil and gas clients. Mr. Sprott received a B.S. in 1995 and an M.B.A. in 1996 from the University of Kansas. He is a director of Gateway Energy Services Corporation United Site Services, Connecticut School of Broadcasting and Specialized Technology Resources.

Fred J. Kleisner has served as the President and a Director of the Company since October 2007. Mr. Kleisner is the President and Chief Executive Officer of Morgans and is a consultant to the hotel industry. From January 2006 to September 2007, Mr. Kleisner was the Chairman and Chief Executive Officer of Rex Advisors, LLC, a hotel advisory firm, and, from February 2006 to September 2007, served as Chairman of Morgans’ Audit Committee. From March 2000 to August 2005, Mr. Kleisner was the Chief Executive Officer of Wyndham International, a hotel company that owned, leased, managed and franchised hotels and resorts in the U.S., Canada, Mexico, the Caribbean and Europe. Mr. Kleisner also has served as the Chairman of Wyndham International’s Board from October 13, 2000. From August 1999 to October 2000, Mr. Kleisner served as President and from July 1999 to March 2000, Mr. Kleisner also served as Chief Operating Officer. From March 1998 to August 1999, he served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he served as President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Company where he served as Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division—East from 1985 to 1990; and Hilton Hotels, where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner has been one of Morgans’ Directors since February 2006. Mr. Kleisner, who holds a Bachelor of Arts degree in Hotel Management from Michigan State University, completed advanced studies at the University of Virginia and Catholic University of America.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and persons who own more than 10% of our equity securities complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the year ended 2008 except a late Form 4 filing by each of HRHI’s two named executive officers in connection with the rescission of Class C Units in November 2008.
Other Matters
Given the ownership of the Company, it has not adopted any procedures by which security holders may recommend nominees to the Company’s board of directors.
Given the ownership of the Company and the financial experience and business acumen of the directors serving on our board of directors, our board of directors has determined (i) not to establish an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act or a committee performing similar functions, and (ii) not to appoint a new director that meets the qualifications of an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.
Given the ownership and management of the Company, our board of directors has determined that it is not necessary to adopt a code of ethics at this time.
ITEM 11 EXECUTIVE COMPENSATION
We were formed by the DLJMB Parties and the Morgans Parties in early 2007 in preparation for the closing of their Acquisition of HRHI and certain related assets. Because we were formed in 2007, we do not have a history of executive officer compensation practices for fiscal years prior to 2007. In addition, the compensation paid to our Predecessor’s executive officers is not necessarily indicative of how we compensate our executive officers. Set forth below is a description of our current policies and practices with respect to the compensation of HRHI’s executive officers. Neither Mr. Kleisner nor Mr. Szymanski is compensated in his capacity as an officer or director of the Company. We currently do not compensate these officers because our operations are managed by HRHI’s executive officers (and these officers do not provide significant services to the operation of the Hard Rock).

COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, which consists of Andrew A. Kwasniewski, HRHI’s President and Chief Operating Officer and Arnold D. Boswell, HRHI’s Chief Financial Officer.
The compensation program for Mr. Kwasniewski was determined through negotiations between Morgans and Mr. Kwasniewski, subject to the approval of our board of directors. Mr. Kwasniewski entered into an offer letter with Morgans Management in September 2006, which provides that he would assist in the Acquisition and, upon its closing, would be responsible for operation of the Hard Rock as its President and Chief Operating Officer. In October 2007, Morgans and Mr. Kwasniewski amended his offer letter to increase his base salary and the number of equity awards he is entitled to receive under Morgans’ equity incentive plans. In October 2008, Morgans and Mr. Kwasniewski amended his offer letter to increase his base salary and target annual bonus. The terms of Mr. Kwasniewski’s offer letter provides for the compensation package described below and serves as his employment agreement for his services to HRHI. In addition, in April 2008, as a result of negotiations between Mr. Kwasniewski and Morgans, Mr. Kwasniewski received additional compensation in the form of equity awards under Morgans’ equity incentive plans.
The compensation program for Mr. Boswell was determined through negotiations between he and Mr. Kwasniewski, subject to the approval of our board of directors. Mr. Boswell entered into an offer letter with Morgans Management in December 2006, which provides for him to serve as Chief Financial Officer of the Hard Rock commencing February 2007. The terms of Mr. Boswell’s offer letter provide for the base salary and annual bonus described below and serves as his employment agreement for his services to HRHI. In May 2007 and 2008, Mr. Boswell received additional compensation in the form of equity awards under Morgans’ equity incentive plans consistent with similarly situated Morgans’ employees. On May 29, 2008, the Company increased the base salary of Mr. Boswell in an effort to align our compensation practices with Morgans’ and Mr. Kwasniewski’s assessment of compensation practices in the Las Vegas hotel and casino market.
Executive Compensation Philosophy and Objectives
The executive compensation program for HRHI’s executive officers is designed to provide them with compensation that is competitive in the market place and to reward and incentivize executive contributions to increasing and maximizing value to our members. Specifically, the primary tenets of our executive compensation philosophy, similar to other companies in the Las Vegas hotel and casino industry, are the following:
•	Attract, retain and motivate qualified, high-performing executives. The compensation packages for Messrs. Kwasniewski and Boswell were initially designed and negotiated to attract each of them to HRHI in anticipation of or following the closing of the Acquisition. For these executives, our focus is on retaining their services to continue to build on the operational success we have achieved since the closing of the Acquisition. In addition, we must continually ensure that our executive compensation program is competitive and attractive to qualified executives with the level of industry experience that we generally seek.
•	Provide rewards commensurate with performance by emphasizing variable, at-risk compensation that is dependent on both company and individual achievements and continued service . Generally, of the three main elements of our executive compensation program—base salary, annual cash bonus and long-term equity incentives—the only element that is “fixed” or “guaranteed” is base salary. Each of the other two elements is based on the achievement of performance targets or the continued service, typically in the case of long-term equity awards over a three- or four-year period, of the executive to the Company. We believe executives with higher levels of responsibility and a greater ability to influence enterprise results, which includes each of the named executive officers, should have a greater percentage of their total compensation based on variable compensation. We further believe such a focus directly rewards our named executive officers for creating, sustaining and, more importantly, increasing value to our members.

•	Align the interests of executives and our members through equity-based compensation. As a further reinforcement of our overall philosophy to maximize value to our members, Morgans and the Company have made equity grants to the named executive officers, in order to align their interests and those of our members.
With these tenets in mind, we intend to adhere to the following objectives when making executive compensation decisions:
•	provide compensation that is competitive in the marketplace as determined by us in negotiation with our named executive officers;
•	create and emphasize a pay-for-performance culture to drive the creation of value to members; and
•	allow for judgment and discretion to adjust for individual performance and the role, responsibilities and achievements of the individual within the organization.
Setting of Executive Compensation
In setting the compensation of our named executive officers, we made our decisions based on the negotiating positions of the officers, the scope of the officers’ responsibilities and our general knowledge of compensation practices in the Las Vegas hotel and casino market. The companies in the Las Vegas hotel and casino market are likely to compete with us in the marketplace in terms of recruiting and retaining key executives. As discussed above, subject to the approval of our board of directors, Morgans is responsible for determining Mr. Kwasniewski’s compensation package and Mr. Kwasniewski is responsible for determining the compensation package of Mr. Boswell. The amount and form of compensation paid or granted to the named executive officers also is a function of the seniority of their position and their anticipated roles and responsibilities within our organization. In general, officers with higher levels of responsibility and a greater ability to influence results have a greater percentage of their total compensation based on variable compensation.
Elements of Executive Compensation
Base salary. Base salaries are the primary fixed component of compensation paid to the named executive officers and are paid for retention purposes and for performing the daily duties of their jobs. Pursuant to each officer’s offer letter, each of Messrs. Kwasniewski and Boswell currently is entitled to receive $725,000 and $265,000 respectively, of annual base compensation. The amount of annual compensation paid to each of the named executive officers was set through negotiations with the officers and at a level designed to attract the officers to HRHI and retain their services.
Annual Incentive Compensation. Annual incentive awards are a performance-based component of executive compensation that are designed to motivate and reward the achievement of annual financial results relative to company targeted or budgeted levels and individual goals. We believe that annual cash incentive awards further our objectives of creating a culture of paying-for-performance and, through the exercise of discretion inherent in the annual incentive plan, such awards allow for rewarding individual performance and achievement. The target amount of Mr. Kwasniewski’s annual bonus is 100% of his base salary, with a guaranteed minimum bonus of $725,000 for 2008. Under his offer letter, the actual amount of Mr. Kwasniewski’s annual bonus is set by Morgans within these guidelines in its discretion. Based on a verbal agreement with Morgans Management, for 2008, Mr. Boswell was eligible to receive a discretionary annual bonus of 60% of his base salary, provided that HRHI met its annual budgeted earnings before interest, taxes, depreciation and amortization (referred to as “EBITDA”) for the year. Mr. Boswell’s annual bonus could have been decreased by the percentage that actual EBITDA varies from annual budgeted EBITDA for the year and, in Morgans’ discretion, to the extent he has not met objectives and contributed to the performance of HRHI. We believe that tying the named executive officers’ annual bonuses to their individual performance and our evaluation of the performance of HRHI will focus their attention on creating, sustaining and increasing value to our members. We believe that it is important to maintain a significant level of discretion in setting the ultimate amount of the annual bonuses so that we can take into consideration various factors in deciding whether or not the executives have delivered the results we expect from them.

In January 2009, Morgans Management determined the actual annual cash incentive award paid to Mr. Kwasniewski for services performed during 2008, subject to the approval of our board of directors, and Mr. Kwasniewski determined the actual annual cash incentive award paid to Mr. Boswell for services performed during 2008. Both Morgans Management and Mr. Kwasniewski took into consideration that our 2008 casino total drop of $687.5 million exceeded the prior year amount of $624.2 million by 10% and that the Hard Rock performed better during 2008 than certain of its competitors on the Las Vegas Strip in certain key areas such as gaming revenues, revenue per available room and average daily room rate. Morgans Management and Mr. Kwasnieswki also factored in that the Hard Rock’s 2008 performance faced considerable disruption from ongoing construction related to our expansion project and took place during a period of weak national, regional and local economic market conditions. Based on such factors discussed above, each of Messrs. Kwasniewski and Boswell received awards for services performed during 2008 equal to 100% and 40% of their 2008 base salary, or $725,000 and $107,490, respectively.
For 2009, the targeted annual cash incentive awards (as a percentage of annual base salary) will remain at 100% for Mr. Kwasniewski and 60% for Mr. Boswell. Mr. Kwasniewski’s maximum annual cash incentive award for 2009 will remain 100% of his annual base salary.
Company Equity Grants. We believe that granting awards tied to the value of the Company’s equity provides another incentive to our named executive officers and certain other employees to maximize value for our members.
On September 10, 2008, our board of directors adopted the Company’s 2008 Profits Interest Award Plan (the “Plan”). The purpose of the Plan is to provide eligible officers and employees with an opportunity to participate in the Company’s future by granting them profits interest awards in the form of Class C Units of the Company so as to enhance the Company’s ability to attract and retain certain valuable individuals. The Class C Units are membership interests in the Company whose terms are governed by the JV Agreement, the Plan and an individual profits interest Award Agreement. The maximum aggregate number of Class C Units available for issuance under the Plan is 1,000,000 units.
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units which includes an aggregate award of 300,000 Class C Units to Mr. Kwasniewski and 60,000 Class C Units to Mr. Boswell. Each grantee’s award consists of the following three vesting components, which are equally spread and are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the date of grant and continuing through December 31, 2010; (ii) a performance-based vesting award that vests based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors. Due to the challenges companies in the Las Vegas market experienced and are expected to experience in the near-term, the Company did not achieve its EBITDA targets, as indicated in the Plan for 2008, and is expected not to achieve its EBITDA targets, as indicated in the Plan for 2009.
If a “Sale of the Company” (as defined in the Plan) occurs prior to December 31, 2010 and the grantee remains employed with the Company until the closing of the Sale of the Company, 100% of the remaining outstanding unvested Class C Units covered by the award will vest immediately prior to the closing. Vesting is also accelerated if the grantee’s employment with the Company is terminated without cause (as defined in the grantee’s Award Agreement) or by the grantee for good reason (as defined in the grantee’s Award Agreement). Awards of Class C Units will be forfeited to the extent that the award is not vested as of the date of a termination of the grantee’s employment or to the extent that the award fails to satisfy the performance or milestone targets set forth in the Award Agreement. With respect to awards held by grantees other than Mr. Kwasniewski, the entire award, whether vested or unvested, will be forfeited upon a termination of the grantee’s employment for cause (as defined in his or her Award Agreement). Mr. Kwasniewski’s Award Agreement provides that his vested Class C Units are generally only subject to forfeiture upon breach of his non-competition covenant. The Award Agreements include a number of restrictions permitted under the Plan, including without limitation the following: The Company will have a right to repurchase any or all vested Class C Units from the holder within a specified period of time following the holder’s termination of employment or December 31, 2010, if later. The repurchase price per unit is determined pursuant to a methodology set forth in the Award Agreement that is intended to approximate the fair market value of a Class C Unit as of the date on which the repurchase right arises.

Morgans Equity Grants. We believe that granting awards tied to the trading price or value of Morgans’ equity provides another incentive to our named executive officers to maximize value for our members. Equity awards are approved by the compensation committee or the equity award committee of the board of directors of Morgans and are not timed to precede the release of material nonpublic information.
Each of Messrs. Kwasniewski and Boswell received grants of restricted stock units which may be settled in shares of Morgans common stock and options to purchase shares of Morgans stock. In addition, Mr. Kwasniewski received grants of membership units in Morgans LLC that are structured as profit interests (“LTIP Units”).
LTIP Units, whether vested or not, will receive the same quarterly per unit distributions as membership units in Morgans LLC, which equal per share dividends on Morgans’ common stock. Initially, LTIP Units will not have full parity with other membership units of Morgans LLC with respect to liquidating distributions. Depending upon the occurrence of certain specified events, as provided in the limited liability company agreement of Morgans LLC, LTIP units may become convertible into shares of Morgans’ common stock. These LTIP units vest ratably in three annual installments beginning on the first anniversary of the grant date subject to continued service by the named executive officer with HRHI. Thus, these equity awards provide an incentive to the named executive officers to remain with HRHI. Upon the occurrence of specified events, LTIP Units may over time achieve full parity with other membership units for all purposes, and therefore accrete to an economic value for participants equivalent to Morgans’ common stock on a one-for-one basis. If such parity is reached, vested LTIP Units may be converted into an equal number of membership units at any time, and thereafter enjoy all the rights of membership units of Morgans LLC. Holders of membership units of Morgans LLC may redeem their membership units for an equivalent number of shares of Morgans’ common stock, unless the managing member of Morgans LLC determines, in its reasonable discretion, that such redemption would create a material risk that Morgans LLC would be classified as a publicly traded partnership under Section 7704 of the Internal Revenue Code. However, there are circumstances under which the LTIP Units will not achieve full parity with membership units. Until and unless such parity is reached, the value that a participant will realize for a given number of vested LTIP Units will be less than the value of an equal number of shares of Morgans’ common stock.
Morgans’ restricted stock units will vest ratably on each anniversary of the grant date over a three-year period if the named executive officer remains employed with HRHI through the vesting period(s). The named executive officers are required to purchase restricted stock units granted to them from Morgans at a purchase price equal to the greater of (i) the aggregate par value of the shares of stock represented by such restricted stock units or (ii) the purchase price, if any, specified in the award agreement relating to such restricted stock units. Once restricted stock units vest, the holders of such stock are entitled to the right to vote such stock and the right to receive any dividends declared or paid with respect to such stock. Upon termination of the named executive officer’s service with HRHI, all restricted stock units held by the named executive officer which have not vested, or with respect to which all applicable restrictions and conditions have not lapsed, shall immediately be deemed forfeited.
The grant date of equity awards is the date of compensation committee approval and the exercise price for grants of stock options is the closing market price of Morgans’ common stock on the grant date. Exceptions to this general principle result from grants to new hires or in connection with a promotion. In such instances, the grant date would typically be the start date or the effective date of the promotion.
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
Perquisites. During 2008, we did not pay our named executive officers compensation that would be viewed as a perquisite or other personal benefit.

Employment Agreements
Andrew A. Kwasniewski Offer Letter. Mr. Kwasniewski’s offer letter from Morgans Management provides for him to serve as President and Chief Operating Officer of HRHI. Pursuant to the offer letter, as amended in October 2007 and 2008, Mr. Kwasniewski has received or is entitled to receive the base salary, annual incentive bonus and equity awards described above under “—Elements of Executive Compensation.”
Under the terms of the offer letter, Mr. Kwasniewski is entitled to receive employee benefits on the same basis as other, similarly situated employees. The offer letter provides for the at-will employment of Mr. Kwasniewski. However, if Morgans Management terminates Mr. Kwasniewski’s employment without cause (as defined in his offer letter), he will be entitled to receive one year’s base salary. If Morgans Management terminates his employment without cause, he will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus.
In the event that there is a change in control of Morgans Management and, as a result, Morgans Management terminates Mr. Kwasniewski’s employment, he will be paid a sum equal to two years’ base salary (based on his then-current base salary) plus $280,000. In addition, in the event that Morgans Management terminates his employment as a result of a change in control, any unvested stock options will immediately vest on his termination date. As used in the offer letter, a “change in control” generally means (a) a sale or exchange of all or substantially all the assets of Morgans Management, (b) the liquidation or dissolution of Morgans Management or (c) any merger, consolidation, reorganization or other transaction or event that results in a change of ownership of Morgans Management. For purposes of the offer letter, a “change of ownership” means the acquisition by any individual, entity or group of beneficial ownership of or the right to vote 51% or more of the then-outstanding stock of Morgans Management.
Mr. Kwasniewski’s offer letter generally provides that, during the period he is employed by Morgans Management, and for a period of two years thereafter, he will not, directly or indirectly, solicit any employee of Morgans Management to leave the employ of Morgans Management and/or hire or solicit any employee of Morgans Management to become employed with a competitor of Morgans Management.
Arnold D. Boswell Offer Letter. Mr. Boswell’s offer letter from Morgans Management governs his employment as the Chief Financial Officer of HRHI. Pursuant to the offer letter, Mr. Boswell has received or is entitled to receive the base salary and annual incentive bonus described above under “—Elements of Executive Compensation.” Under the terms of the offer letter, Mr. Boswell is entitled to receive a full range of comprehensive health and dental care coverage and may participate in our 401(k) plan. The offer letter provides for the at-will employment of Mr. Boswell.
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
As discussed above, subject to the approval of our board of directors, Morgans is responsible for determining Mr. Kwasniewski’s compensation package and Mr. Kwasniewski is responsible for determining the compensation package of Mr. Boswell.
Compensation Committee Report
Our board of directors does not have a compensation committee. A majority of our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussions, our board of directors has approved the inclusion of the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K in this report.
Neal Pomroy
Ryan Sprott
Fred J. Kleisner
Richard Szymanski
Director Compensation
Under the JV Agreement, we are required to pay the reasonable out-of-pocket costs and expenses incurred by each of the members of our board of directors in connection the performance of his or her duties as a director. Our directors do not receive any other compensation for their service as directors to us.
EXECUTIVE COMPENSATION TABLES
We were formed in January 2007 and did not conduct any business operations until February 2, 2007, the closing date of the Acquisition. As such, the following tables and related discussion describes compensation information for each of our named executive officers for services performed for us during the year ended December 31, 2008 and the period from February 2, 2007 through December 31, 2007.
Summary Compensation Table
The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us and HRHI for the year ended December 31, 2008 and the period from February 2, 2007 through December 31, 2007.

						All
						Other
				Stock	Option	Compen-
	Year/Period	Salary	Bonus(1)	Awards(2)	Awards(3)	sation(4)	Total
Name and Principal Position	Ending	($)	($)	($)	($)	($)	($)
Andrew A. Kwasniewski	2008	663,846	725,000	453,034	233,924	8,209	2,084,013
President and Chief Operating Officer	2007	484,375	625,000	234,253	158,490	5,926	1,508,044

Arnold D. Boswell	2008	254,250	107,490	35,794	8,696	7,113	413,343
Chief Financial Officer (5)	2007	166,667	150,000	13,663	5,298	1,679	337,307

(1)	Amounts shown in this column represent cash incentive awards paid to our named executive officers in 2008 for services performed in 2007 and in 2009 for services performed in 2008. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Annual Incentive Compensation.”

(2)	Amounts shown in this column are based on the accounting expense recognized by us in the year ended December 31, 2008 and 2007 respectively, in accordance with SFAS No. 123(R), Share-Based Payment (“FAS 123R”), related to stock awards made in these periods in the form of restricted stock units and LTIP units that may be settled in shares of Morgans’ common stock. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Morgans Equity Grants.” The accounting expense recognized in these periods is based on the fair value of Morgans’ common stock at the close of business on the grant date.

(3)	Amounts shown in this column are based on the accounting expense recognized by us in the year ended December 31, 2008 and 2007 respectively, in accordance with FAS 123R, related to stock option awards made in these periods to purchase shares of Morgans’ common stock (disregarding the forfeiture rate described below). See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Morgans Equity Grants.” The accounting expense recognized in the year ended 2008 was based on the Black-Scholes valuation model using the following assumptions: risk-free interest rate of approximately 2.93%, expected option lives of approximately six years, 40% volatility, no assumed dividend rate and 10% forfeiture rate. The accounting expense recognized in the year ended 2007 was based on the Black-Scholes valuation model using the following assumptions: risk-free interest rate of approximately 4.6%, expected option lives of approximately six years, 35% volatility, no assumed dividend rate and 10% forfeiture rate.

(4)	Amounts shown in this column represent contributions by us to the Hard Rock Hotel, Inc. 401(k) Savings Plan on behalf of Messrs. Kwasniewski and Boswell in the amount of $7,750 and $6,654, respectively, in 2008 and $5,365 and $1,211, respectively, in 2007. We also paid life insurance premiums of not more than $600 on behalf of each named executive officer. The aggregate value, based upon the incremental cost to us, of perquisites and personal benefits to each named executive officer for 2008 and 2007 was less than $10,000 and, pursuant to the SEC’s disclosure rules, is not included.

(5)	Mr. Boswell began his employment with HRHI on February 21, 2007.
Grants of Plan-Based Awards
The following table sets forth summary information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2008. Each of these awards consists of restricted stock units and LTIP units which may be settled in Morgans’ common stock, or options to purchase Morgans’ common stock.

				All Other Option
		All Other Stock		Awards:			Grant Date Fair
		Awards:		Number		Exercise or Base	Value of Stock
		Number		of Securities		Price of Option	and Option
		of Shares of		Underlying		Awards	Awards(1)
Name	Grant Date	Stock or Units		Options		($/Sh)	($)
Andrew A. Kwasniewski	4/03/2008	—		9,527	(3)	15.42	62,497
	4/03/2008	4,053	(2)	—		—	62,497
	4/03/2008	4,053	(4)	—		—	62,497
	6/17/2008	15,000	(5)	—		—	188,850
	6/17/2008	15,000	(6)	—		—	188,850

Arnold D. Boswell	5/20/2008	5,800	(4)	—		—	80,040

(1)	The full grant date fair value was computed in accordance with FAS 123R based on the assumptions described in footnotes 2 and 3 to the Summary Compensation Table.

(2)	Amounts represent grants of Morgans’ LTIP units, which vest ratably in three annual installments beginning on the first anniversary of the grant date. LTIP units, vested or unvested, are entitled to receive the same quarterly per unit distributions as other membership units in Morgans LLC, Morgans’ operating company, which equal per share dividends on Morgans’ common stock.

(3)	Amount represents a grant of stock options, which vest ratably in three annual installments beginning on the first anniversary of the grant date.

(4)	Amount represent grants of Morgans’ restricted stock units. These restricted stock units vest ratably in three annual installments beginning on April 3, 2008.

(5)	Amount represents a grant of Morgans’ restricted stock units. These restricted stock units were granted on June 17, 2008 and vest ratably in three annual installments beginning on October 1, 2008. (These restricted stock units were contemplated by Mr. Kwasniewski’s offer letter, which was signed in September 2006. Although the grant of the restricted stock units was delayed to June 17, 2008, Morgans and Mr. Kwasniewski intended for the grants’ vesting schedule to commence based on the date he commenced employment in October 2006.)

(6)	Amount represents a grant of LTIP units. These LTIP units vest ratably in three annual installments beginning on October 1, 2008. LTIP units, vested or unvested, are entitled to receive the same quarterly per unit distributions as other membership units in Morgans LLC, Morgans’ operating company, which equal per share dividends on Morgans’ common stock. (These LTIP units were contemplated by Mr. Kwasniewski’s offer letter. As discussed above, although the grant of the LTIP units was delayed to June 17, 2008, Morgans and Mr. Kwasniewski intended for the grants’ vesting schedule to commence based on the date he commenced employment in October 2006.)

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
A discussion of salaries, bonuses and equity-linked awards for the year ended December 31, 2008 is included in “—Compensation Discussion and Analysis.”
Outstanding Equity Awards at Year End
The following table sets forth summary information regarding outstanding equity awards held by each of our named executive officers at December 31, 2008:

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities						Market Value of
	Underlying	Underlying		Option		Number of		Shares or Units of
	Unexercised	Unexercised		Exercise	Option	Shares or Units		Stock That Have
	Options	Options		Price	Expiration	of Stock That		Not Vested(9)
Name	Exercisable	Unexercisable		($)	Date	Have Not Vested		($)
Andrew A. Kwasniewski	38,892	27,775	(1)	13.05	10/09/2016	40,000	(2)	186,400
	3,084	6,067	(3)	23.04	5/04/2017	8,250	(4)	38,445
	—	9,527	(5)	15.42	4/03/2018	8,106	(6)	37,774
	—	—		—	—	20,000	(7)	93,200

Arnold D. Boswell	900	1,800	(3)	23.04	5/04/2017	2,025	(4)	9,437
	—	—		—	—	5,800	(8)	27,028

(1)	These stock options vest in equal monthly installments on the last day of each month over the 24 month period after October 9, 2007 if Mr. Kwasniewski continues to serve as an officer of HRHI on such date. However, if Mr. Kwasniewski is terminated without cause (as defined in his offer letter), then the stock options that would have vested prior to December 31 of the year in which he was terminated will immediately vest on his termination date. In addition, in the event that Morgans terminates his employment as a result of a change in control, any unvested stock options will immediately vest on his termination date. See “—Compensation Discussion and Analysis—Employment Agreements.”

(2)	Amount represents grants of restricted stock units. 10,000 of these restricted stock units vest on each October 9 of 2009 and 2010 and 20,000 of his restricted stock units vest on October 9, 2010 if he is employed by HRHI on such date. However, if Mr. Kwasniewski is terminated without cause (as defined in his offer letter), then the restricted stock units that would have vested prior to December 31 of the year in which he was terminated will immediately vest on his termination date. See “—Compensation Discussion and Analysis—Employment Agreements.”

(3)	One-half of these stock options vest in annual installments on each May 4 of 2009 and 2010 if the officer continues to serve as an officer of HRHI on such date.

(4)	Amount represents a grant of restricted stock units. These restricted stock units vest in annual installments on each May 4 of 2009 through 2011 if the officer continues to serve as an officer of HRHI on such date.

(5)	One-third of these stock options vest on each April 3 of 2009 through 2011 if the officer continues to serve as an officer of HRHI on such date.

(6)	Amount represents a grant of 4,053 restricted stock units and 4,053 LTIP units. These restricted stock units and LTIP units vest in annual installments on each April 3 of 2009 through 2011 if the officer continues to serve as an officer of HRHI on such date.

(7)	Amount represents a grant of 10,000 restricted stock units and 10,000 LTIP units. These restricted stock units and LTIP units vest in annual installments on each October 1 of 2009 and 2010 if the officer continues to serve as an officer of HRHI on such date.

(8)	Amount represents a grant of restricted stock units. These restricted stock units vest in annual installments on April 3 of 2009 through 2011 if the officer continues to serve as an officer of HRHI on such date.

(9)	The market value of shares or units of stock that have not vested was determined as the product of the number of shares or units that have not vested multiplied by the market value of those shares on December 31, 2008.

Option Exercises and Stock Vested
The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended December 31, 2008:

	Option Awards		Stock Awards
	Number of	Value	Number of		Value
	Securities	Realized on	Shares		Realized on
	Acquired on	Exercise	Acquired on		Vesting
Name	Exercise	($)	Vesting		($)(1)
Andrew A. Kwasniewski	—	—	17,750	(2)	148,568

Arnold D. Boswell	—	—	675	(2)	9,970

(1)	Amount shown calculated by multiplying the closing price of Morgans’ common stock on the vesting date by the number of shares acquired on vesting.

(2)	Represents vesting of restricted stock units throughout 2008. See “—Compensation Discussion and Analysis—Employment Agreements.”
Pension Benefits
We sponsor a 401(k) plan that is available to all employees, but we do not maintain a pension or defined benefit program. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Hard Rock Hotel, Inc. 401(k) Savings Plan.”
Potential Payments Upon Termination or Change in Control
The following table presents our reasonable estimate of the benefits payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2008.
While we have made reasonable assumptions regarding the amounts payable, we are not certain that in the event of a termination or change in control, the named executive officers would receive the amounts reflected below.

		Salary			Value of		Value of
		and		Employee	Option		Unit	Total
		Bonus		Benefits	Acceleration		Acceleration	Value
Name	Trigger	($)		($)	($)		($)	($)
Andrew A. Kwasniewski	Termination Without Cause	1,087,500	(1)	—	—		—	1,087,500
	Termination upon Change in Control	1,730,000	(2)	—	0	(3)	—	1,730,000
	Termination upon Death or Disability	—		—	—		—	—

Arnold D. Boswell	Termination Without Cause	—		—	—		—	—
	Termination upon Change in Control	—		—	—		—	—
	Termination upon Death or Disability	—		—	—		—	—

(1)	Amount shown reflects the amount of severance pay Mr. Kwasniewski would be entitled to receive under his offer letter if his employment was terminated without cause (as defined in his offer letter) on December 31, 2008. See “—Compensation Discussion and Analysis—Employment Agreements.”

(2)	Amount shown reflects the amount of severance pay Mr. Kwasniewski would be entitled to receive under his offer letter if his employment was terminated as a result of a change in control (as defined in his offer letter) on December 31, 2008. See “—Compensation Discussion and Analysis—Employment Agreements.”

(3)	Under Mr. Kwasniewski’s offer letter, in the event that Morgans Management terminates his employment as a result of a change in control, any unvested stock options will immediately vest on his termination date. As of December 31, 2008, the estimated value of this benefit would have been $0 of stock options as Morgans common stock price at year end was $4.66 per share (compared to strike prices of $13.05, $23.04 and $15.42 per share). See “—Compensation Discussion and Analysis—Employment Agreements.”

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of March 12, 2009 for (i) each person who owned beneficially more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities, (ii) each of our directors, (iii) each of our “named executive officers” identified in “Item 6 Executive Compensation” below and (iv) all directors and named executive officers as a group. Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests and Class C Membership Interests, which comprise our outstanding non-voting securities.

	Percentage Ownership of	Percentage Ownership of	Percentage Ownership of
	Class A (Voting)	Class B (Non-Voting)	Class C (Non-Voting)
Name of Beneficial Owner	Membership Interests	Membership Interests	Membership Interests
DLJ MB IV HRH, LLC(1)(2)	—	68.117%	—
Morgans Group LLC(3)	—	14.16%	—
DLJ Merchant Banking Partners IV, L.P.(1)(2)	—	17.725%	—
DLJMB HRH VoteCo, LLC(1)(4)	85.84%	—	—
Morgans Hotel Group Co.	14.16%	—	—
Steven Rattner(1)(2)(4)	—	—	—
Neal Pomroy(1)(2)(4)	—	—	—
Ryan Sprott(1)(2)(4)	—	—	—
Fred J. Kleisner(3)	—	—	—
Richard Szymanski(3)	—	—	—
Andrew A. Kwasniewski(5)	—	—	30.0%
Arnold D. Boswell(5)	—	—	6.0%
All directors and executive officers as a group (6 persons)	—	—	—

(1)	The business address of each of Messrs. Rattner, Pomroy and Sprott and DLJ MB IV HRH, DLJ Merchant Banking Partners IV, L.P. and DLJMB VoteCo is 1 Madison Avenue, New York, New York 10010.

(2)	DLJ Merchant Banking IV, L.P. (“DLJMB IV”) has dispositive power over the Class B Membership Interests held by DLJ MB IV HRH. DLJMB, an indirect wholly owned subsidiary of Credit Suisse, is the general partner of DLJMB IV. DLJMB IV exercises its investment acquisition and disposition powers through the actions of an investment committee, which, for purposes of disposing of the indirect investment in the Class B Membership Interests, includes Messrs. Rattner, Pomroy and Sprott. Credit Suisse may also be deemed to be the beneficial owner of the Class B Membership Interests held by DLJMB IV HRH and DLJMB Partners as a result of its indirect control of DLJMB.

(3)	The business address of each of Messrs. Kleisner and Szymanski and Morgans LLC and Morgans is 475 Tenth Avenue, New York, New York 10018.

(4)	Messrs. Rattner, Pomroy and Sprott have constituted DLJMB VoteCo, which may be deemed to have beneficial ownership of the Class A Membership Interests held by it. As discussed in footnote (2), each of Messrs. Rattner, Pomroy and Sprott is a member of the investment committee of DLJMB IV for purposes of disposing of its indirect investment in the Class B Membership Interests. Credit Suisse may also be deemed to be the beneficial owner of the Class A Membership Interests held by DLJMB VoteCo as a result of its indirect control of DLJMB.

(5)	The business address of each of Messrs. Kwasniewski and Boswell is 4455 Paradise Road, Las Vegas, NV 89169.

(6)	Percentage Ownership of Class A (Voting) Membership Interests and Percentage Ownership of Class B (Non-Voting) Membership Interests above includes both cash contributed and letters of credit posted by the members, as of November 4, 2008. Such percentages have been calculated in accordance with the JV Agreement, which assigns different weightings to the fundings made by the members in accordance with their agreed upon economic terms. Additional upward adjustments of the DLJMB Parties’ voting and non-voting percentage interests as a result of disproportionate cash contributions and letters of credit posted (and corresponding downward adjustments to the Morgans Parties’ voting and non-voting percentage interests) since November 4, 2008 remain subject to the receipt of gaming approval and are not reflected in the voting and non-voting percentage interests described above. For the year ended December 31, 2008 and for the period February 2, 2007 through December 31, 2007, the DLJMB Parties and the Morgans Parties contributed approximately $244.8 million and $61.7 million in cash to the Company, respectively. As of December 31, 2008, based solely on cash contributed (disregarding letters of credit posted), the DLJMB Parties and the Morgans Parties had funded 79.9% and 20.1%, respectively, of the amount of cash contributed to the Company.
Under the JV Agreement, if the DLJMB Parties propose to transfer more than 51% of our membership interests to a third party, then under certain circumstances the DLJMB Parties will be able to require the Morgans Parties and Class C Members to sell the same ratable share of their membership interests to the third party on the same terms and conditions. If the drag-along right is not exercised, then under certain circumstances the Morgans Parties and Class C Members may exercise a tag-along right to sell their interests to the third-party transferee on the same terms and conditions as under the sale by the DLJMB Parties. See “Business—Agreements Governing the Operation of the Hard Rock—Joint Venture Agreement.”

Equity Compensation Plan Information
The following table provides information as of December 31, 2008 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

	Number of securities		Number of
	to be issued	Weighted-average	securities remaining
	upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders	—	—	1,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,000,000

On September 10, 2008, our board of directors adopted the Plan. The purpose of the Plan is to provide eligible officers and employees with an opportunity to participate in the Company’s future by granting them profits interest awards in the form of Class C Units of the Company. The Class C Units are membership interests in the Company whose terms are governed by the JV Agreement, the Plan and an individual profits interest Award Agreement. The maximum aggregate number of Class C Units available for issuance under the Plan is 1,000,000 units. Each profits interest award will be issued pursuant to an Award Agreement containing such terms and conditions as are determined by our board of directors. Each Award Agreement will generally include the vesting conditions applicable to the Class C Units covered by the award. Vesting may occur over a specified period of time, based upon the Company’s attainment of specified performance criteria, or based upon the Company’s completion of specified milestones (or any combination thereof), subject to the continued employment of the profits interest award holder. If the profits interest award holder forfeits the unvested portion of his or her award, the holder will only be entitled to a share of the Company’s profits to the extent of his or her vested interest. The Plan provides that an Award Agreement may include such other restrictions as are determined by our board of directors, including without limitation, transfer restrictions, repurchase rights, requirements that Class C Units be transferred in the event of certain transactions, rights of first refusal with respect to permitted transfers of Class C Units, voting agreements, tag-along rights, drag-along rights, piggyback registration rights, and non-competition, non-solicitation and confidentiality agreements.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Management Agreement
Under the Management Agreement, we are required to pay Morgans Management a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management is an affiliate of the Morgans Parties which are members of the Company. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA”(as defined in the Management Agreement) in excess of certain threshold amounts, which increase for each subsequent calendar year. Following completion of the expansion and renovation of the Hard Rock, the amount of such annual incentive fee will be equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion), excluding the annual fee payable to DLJMB VoteCo described below. Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.
The Company accrued or paid a base management fee of $4.6 million and $5.7 million and a gaming facilities support fee of $0.7 million and $0.0 million to Morgans Management and accrued or reimbursed it for $1.7 million and $2.1 million of chain services expenses for the year ended December 31, 2008 and the period February 2, 2007 to December 31, 2007, respectively. No gaming facilities support fee was owed in 2007 because the fee was implemented in an amendment to the Management Agreement entered into in May 2008 following the Company’s assumption of the operation of gaming facilities at the Hard Rock in March 2008. Please also see information from “Property Management Agreement” under Item 1 of this report.

Joint Venture Agreement
Consulting Fee. Under the JV Agreement, subject to certain conditions, the Company is required to pay DLJMB VoteCo (or its designee) a consulting fee of $250,000 each quarter in advance. In the event the Company is not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by our board of directors), then the payment of such fee will be deferred until such time as it may be permitted under such agreement. DLJMB VoteCo is a member of the Company.
Capital Contributions. For the year ended December 31, 2008 and from the period February 2, 2007 through December 31, 2007, the DLJMB Parties and the Morgans Parties funded approximately $226.0 million and $3.6 million and $138.2 million and $69.1 million, respectively, through issuances of letters of credit or contributions of cash to the Company. Subsequent to December 31, 2008, the DLJMB Parties and the Morgans Parties have funded approximately $22.8 million and $0.0 million, respectively, through the issuances of letter of credit or contributions of cash to the Company.
Distribution of Cash Available for Distribution. To the extent not prohibited by the terms of any financing agreement or applicable law, our board of directors may cause us to distribute cash available for distribution to our members. Under the JV Agreement, the DLJMB Parties receive a preferred return of capital in an amount based on a percentage of the fees paid by us to Morgans Management under the Management Agreement. Cash available for distribution is then distributed among the members pro rata in proportion to their percentage interests (as adjusted to disregard the effect of any prior adjustments to the percentage interests made as a result of the posting of letters of credit). If at such time the DLJMB Parties have received a return of all of their capital contributions, then the cash available for distribution will be distributed to the Morgans Parties until they have received a return of all of their diluted capital contributions (as calculated under the JV Agreement). Then, cash available for distribution is distributed among the members pro rata in proportion to the adjusted percentage interests until the Morgans Parties have received a return of all of their capital contributions. Thereafter, all remaining amounts will be distributed between the Morgans Parties, the DLJMB Parties and Class C Members pro rata in proportion to their profits percentage interests as of the date of such distribution.
Technical Services Agreement
On February 2, 2007, our subsidiary, HRHH Hotel/Casino, LLC, and Morgans Management entered into a Technical Services Agreement pursuant to which we have engaged Morgans Management to provide technical services for our expansion project prior to its opening. Under the Technical Services Agreement, we are required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the years ended December 31, 2007 and 2008, we reimbursed Morgans Management an aggregate amount equal to approximately $0.5 million and $0.9 million under the Technical Services Agreement.
CMBS Facility
Prior to November 2007, Column Financial, Inc. (“Column”) was the administrative agent under the Company’s CMBS facility. Column is an indirect subsidiary of Credit Suisse, which is an affiliate of DLJ Merchant Banking, Inc. (“DLJMB”). In connection with Morgans’ and DLJMB’s Acquisition of the Hard Rock and related assets through the Company, Morgans paid Column commitment fees in an aggregate amount equal to $11.6 million, which were deemed to be an equity contribution by Morgans to the Company at the closing of the Acquisition. At the closing of the acquisition, the Company paid Column an origination fee equal to $30.6 million. Subsequently, on November 6, 2007, the Company paid Column an additional origination fee equal to $0.8 million for the $35 million increase in the maximum amount of the CMBS facility that occurred in connection with refinancing of the CMBS facility on such date. In November 2007, Column ceased to be the administrative agent under the CMBS facility and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the CMBS facility. For the year ended December 31, 2008, TriMont Real Estate Advisors, Inc. was paid $200,000, for the administrative agents fee and for the year ended December 31, 2007, Column was paid $150,000 for the administrative agents fee.
In addition, the chairman of the Morgans’ board of directors and a former director of the Company is currently the president, chief executive officer and an equity holder of NorthStar Realty Finance Corp. (“NorthStar”), a subsidiary of which is a participant lender in the CMBS facility.
Land Acquisition Financing
On August 1, 2008, we completed an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, HRHH Transferee, one of our subsidiaries, entered into a $50.0 million land acquisition financing with Column and a subsidiary of Northstar. Under the financing, interest will accrue at an annual rate equal to the 30-day LIBOR, plus a blended spread of 15.90%. An amendment to the applicable loan agreement increased the blended spread from 15.90% to 17.90%. At any time and from time to time, the lender may increase the blended spread up to a maximum interest rate specified in the related loan documents. The loan agreement governing the land acquisition financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the land acquisition loan are secured by a first mortgage lien on the approximately 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The land acquisition loan is also assumable by certain third party purchasers of a portion of the approximately 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support for the loan. All outstanding amounts owed under the land acquisition loan become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default which we consider usual and customary for an agreement of this type, including failure to make payments under the applicable loan agreement, nonperformance of covenants and obligations or insolvency or bankruptcy (as defined in the such loan agreement).

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
DIRECTOR INDEPENDENCE
Although we are not subject to the rules promulgated by the Nasdaq Stock Market, we have used the independence requirements set forth in these rules as a benchmark to determine whether our directors are independent. None of our directors meet the independence requirements set forth in the rules promulgated by the Nasdaq Stock Market because each of our directors is also an officer of DLJMB or Morgans. However, given that each of our members has direct control over us, we do not believe it is necessary to elect independent directors at this time. Our board of directors does not currently maintain a separately designated audit, compensation or nominating committee.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Audit fees and expenses billed to the Company by BDO Seidman, LLP (“BDO”) for the year ended December 31, 2008 and for the period February 2, 2007 to December 31, 2007 for the audit of our quarterly and annual financial statements, as well as audit related accounting consultations (401K plan review and Sarbanes Oxley) totaled approximately $337,404 and $272,655, respectively. Audit fees billed to the Company by Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2008 and December 31, 2007 for the audits of the Predecessor’s annual financial statements for the period from January 1, 2007 to February 1, 2007 and year ended December 31, 2006 totaled approximately $140,780 and $127,940, respectively.  Audit fees billed to the Company by Deloitte only include amounts billed for the audits of the Predecessor’s annual financial statements.
Audit-Related Fees
Audit-related fees and expenses associated with the assistance and preparation of our Registration Statement on Form 10 billed to the Company by BDO during the year ended December 31, 2008 and for the period February 2, 2007 to December 31, 2007 totaled $0 and $30,150, respectively. Audit-related fees and expenses associated with the assistance and preparation of the SEC Form 10 billed to the Company by Deloitte during the year ended December 31, 2008 and for the period February 2, 2007 to December 31, 2007 totaled $140,500 and $15,800, respectively.
Tax Fees
The Company was not billed fees or expenses for tax compliance, tax advice and tax planning services by BDO during the year ended December 31, 2008 and for the period February 2, 2007 to December 31, 2007, respectively. Fees billed to the Company or the Predecessor by Deloitte during the year ended December 31, 2008 and December 31, 2007 for tax compliance, tax advice and tax planning services rendered to us totaled $89,000 and $113,555, respectively.
All Other Fees
The Company was not billed by BDO any other fees or expenses during the year ended December 31, 2008 or December 31, 2007. Neither the Company nor the Predecessor was billed by Deloitte any other fees or expenses during the year ended December 31, 2008 or December 31, 2007.
Our board of directors has adopted a policy requiring pre-approval by our board of all audit services to be provided to the Company by its independent auditors. In accordance with that policy, our board of directors has given its approval for the provision of audit services by BDO Seidman, LLP for fiscal year 2008. All other services must be specifically pre-approved by our board of directors or by a designated named executive officer who has been delegated the authority to pre-approve the provision of services.

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
2.1
Agreement and Plan of Merger, dated as of May 11, 2006, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter A. Morton (incorporated by reference to Exhibit 2.1 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.2
First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, by and among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., 510 Development Corporation (solely with respect to Section 1.6 and Section 1.8 thereof) and Peter A. Morton (solely with respect to Section 1.7 thereof) (incorporated by reference to Exhibit 2.1 to Morgans’ Current Report on Form 8-K filed on February 6, 2007)

2.3
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of May 11, 2006, by and between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 10.1 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.4
First Amendment to Purchase Agreement, dated as of February 2, 2007, by and between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

2.5
Purchase and Sale Agreement and Joint Escrow Instructions dated as of May 11, 2006, by and between Morgans Group LLC and Red, White and Blue Pictures, Inc. (incorporated by reference to Exhibit 10.2 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.6
Purchase and Sale Agreement, dated as of May 11, 2006, by and between Morgans Group LLC and HR Condominium Investors (Vegas), L.L.C. (incorporated by reference to Exhibit 10.3 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

3.1
Certificate of Formation, dated as of January 16, 2007, for Hard Rock Hotel Holdings, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

3.2
Second Amended and Restated Limited Liability Company Agreement of Hard Rock Hotel Holdings, LLC dated as of May 30, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 4, 2008)

3.3
Amendment Agreement dated as of August 1, 2008 by and among DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P., DLJMB HRH VoteCo, LLC, Morgans Hotel Group Co. and Morgans Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008)

10.1
Amended and Restated Loan Agreement, dated as of November 6, 2007, by and among Column Financial, Inc., HRHH Hotel/Casino, LLC, HRHH Cafe, LLC, HRHH Development, LLC, HRHH IP, LLC, and HRHH Gaming, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

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

10.12	Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Morgans’ Annual Report on Form 10-K for the year ended December 31, 2005)

EXHIBIT
NUMBER	DESCRIPTION
10.13	Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Morgans’ Current Report on Form 8-K filed on May 22, 2007)

10.14
Form of Morgans Hotel Group Co. Director RSU Award Agreement (incorporated by reference to Exhibit 10.29 to Amendment No. 6 to the Morgans’ Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

10.15
Form of Morgans Hotel Group Co. Stock Option Award Agreement (incorporated by reference to Exhibit 10.30 to Amendment No. 6 to the Morgans’ Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

10.16
Form of Morgans Hotel Group Co. LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.31 to Amendment No. 6 to the Morgans’ Registration Statement on Form S-1 (File No. 333-129277) filed on February 9, 2006)

10.17
Indemnity Agreement, dated as of October 31, 2007, by and between Hard Rock Hotel, Inc. and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on February 4, 2008)

10.18
Indemnification Agreement, dated as of January 14, 2008, by and among Hard Rock Hotel Holdings, LLC, MHG HR Acquisition Corp., Morgans Hotel Group Co. and Golden HRC, LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on February 4, 2008)

10.19
Indemnity Agreement, dated as of January 16, 2008, by and between Hard Rock Hotel Holdings, LLC and Morgans Hotel Group Co. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on February 4, 2008)

10.20
Construction Management and General Contractor’s Agreement, dated as of February 22, 2008, by and between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008)

10.21
First Amendment to Construction Management and General Contractor’s Agreement, dated as of March 11, 2008, by and between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008)

10.22
Second Amendment to Construction Management and General Contractor’s Agreement, dated as of April 23, 2008, by and between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2008)

10.23
Loan Agreement, dated as of August 1, 2008, between HRHH Development Transferee, LLC, as Borrower, and Column Financial, Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008)

10.24
First Amendment to Loan Agreement, dated as of November 10, 2008, by and between HRHH Development Transferee, LLC and Column Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2008)

EXHIBIT
NUMBER		DESCRIPTION
10.25		Hard Rock Hotel Holdings, LLC 2008 Profits Interest Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2008)

10.26
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements (Form for Time-Based Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2008)

10.27
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements (Form for Performance Based Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 16, 2008)

10.28
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements (Form for Milestone Based Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 16, 2008)

10.29
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreement between Hard Rock Hotel Holdings, LLC and Randy Kwasniewski (Time-Based Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 16, 2008)

10.30
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements between Hard Rock Hotel Holdings, LLC and Randy Kwasniewski (Performance Based Vesting) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 16, 2008)

10.31
Hard Rock Hotel Holdings, LLC Class C Profits Interest Agreements between Hard Rock Hotel Holdings, LLC and Randy Kwasniewski (Milestone Based Vesting) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 16, 2008)

10.32
Letter, dated October 24, 2008, from Morgans Hotel Group Co. and DLJ Merchant Banking Partners to Andrew A. Kwasniewski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2008)

21.1	*	Subsidiaries of the Registrant

31.1	*	Certification of Hard Rock Hotel, Inc’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Hard Rock Hotel, Inc’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*
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

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March  12, 2009.

HARD ROCK HOTEL HOLDINGS, LLC

By:	/s/ Richard Szymanski

	Name:	Richard Szymanski
	Title:	Vice President, Secretary and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew A. Kwasniewski and Arnold D. Boswell and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with this report and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Kwasniewski Andrew A. Kwasniewski	President and Chief Operating Officer of HRHI	March 12, 2009

/s/ Arnold D. Boswell Arnold D. Boswell	Chief Financial Officer of HRHI	March 12, 2009

/s/ Richard Szymanski Richard Szymanski	Director	March 12, 2009

/s/ Fred J. Kleisner Fred J. Kleisner	Director	March 12, 2009

/s/ Steven Rattner Steven Rattner	Director	March 12, 2009

/s/ Neal Pomroy Neal Pomroy	Director	March 12, 2009

/s/ Ryan Sprott Ryan Sprott	Director	March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Hard Rock Hotel, Inc.
We have audited the accompanying statements of operations, shareholders’ deficiency, and cash flows of Hard Rock Hotel, Inc. (the “Predecessor”) for the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Hard Rock Hotel, Inc. for the period from January 1, 2007 to February 1, 2007, and for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
December 18, 2007

PREDECESSOR
STATEMENTS OF OPERATIONS
(in thousands)

	Period from
	January 1, 2007 to	Year Ended
	February 1,	December 31,
	2007	2006
Revenues:
Casino	$3,904	$59,626
Lodging	3,438	41,513
Food and beverage	5,320	69,838
Retail	399	7,039
Other income	1,073	16,462

Gross revenues	14,134	194,478
Less: promotional allowances	(1,116)	(12,512)

Net revenues	13,018	181,966

Costs and expenses:
Casino	3,008	34,966
Lodging	896	10,018
Food and beverage	3,261	37,515
Retail	285	4,075
Other	913	15,569
Marketing	296	5,533
Related-party expenses	1,525	6,404
General and administrative	2,865	27,770
Merger costs	1,723	4,546
Depreciation and amortization	1,184	12,823
Loss on disposal of assets	—	495

Total costs and expenses	15,956	159,714

Income (loss) from operations	(2,938)	22,252

Other income (expenses):
Interest income	—	359
Interest expense, net	(1,516)	(18,308)

Other expenses, net	(1,516)	(17,949)

(Loss) income before income tax (benefit) expense	(4,454)	4,303
Income tax (benefit) expense	(1,521)	1,665

NET (LOSS) INCOME	$(2,933)	$2,638

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR
STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
(in thousands, except share amounts)

	Class A Common		Class B Common				Total
	Stock		Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balances at January 1, 2006	12,000	$—	64,023	$—	$7,508	$(29,861)	$(22,353)
Net income	—	—	—	—	—	2,638	2,638

Balances at December 31, 2006	12,000	—	64,023	—	7,508	(27,223)	(19,715)
Net loss	—	—	—	—	—	(2,933)	(2,933)

Balances at February 1, 2007	12,000	$—	64,023	$—	$7,508	$(30,156)	$(22,648)

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR
STATEMENTS OF CASH FLOWS
(in thousands, except supplemental information)

	Period
	January 1, 2007 to	Year Ended
	February 1,	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,933)	$2,638
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,184	12,823
Provision for bad debt	74	435
Amortization of loan fees	42	512
Deferred income taxes	(1,521)	1,545
Loss on sale of property and equipment	—	495
Changes in operating assets and liabilities:
Accounts receivable	2,625	(524)
Inventories	54	(877)
Prepaid expenses and other current assets	246	(508)
Related-party receivable	399	190
Accounts payable	(283)	911
Related-party payable	(193)	(572)
Accrued expenses	354	1,502
Long-term deferred compensation	(59)	3,240
Interest payable	(643)	1,007

Net cash (used in) provided by operating activities	(654)	22,817

Cash flow from investing activities:
Purchases of property and equipment	(154)	(9,060)
Proceeds from sale of property and equipment	—	4
Change in other assets	13	(62)

Net cash used in investing activities	(141)	(9,118)

Cash flows from financing activities:
Proceeds from borrowings	3,500	—
Principal payments on long-term debt	—	(14,058)

Net cash provided by (used in) financing activities	3,500	(14,058)

Net increase (decrease) in cash and cash equivalents	2,705	(359)
Cash and cash equivalents, beginning of period	8,536	8,895

Cash and cash equivalents, end of period	$11,241	$8,536

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,112	$16,789

Cash paid during the period for income taxes	$—	$50

Supplemental Information about Non-Cash Investing and Financing Activities:
For the year ended December 31, 2006, the Predecessor recorded interest in kind of $1.1 million. For the period ending February 1, 2007, the Predecessor did not record interest in kind, as the interest was paid in cash.
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
Advertising Costs
The Predecessor expensed the costs of all advertising campaigns and promotions as they were incurred. Total advertising expenses (exclusive of pre-opening) for the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006 amounted to approximately $0.2 million and $2.4 million, respectively. These expenses were included in marketing expenses in the accompanying statements of operations.
Amortization
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

	Period
	January 1, 2007 to	Year Ended
	February 1,	December 31,
	2007	2006
Food and beverage	$399	$4,498
Lodging	175	1,748
Other	30	496

Total costs allocated to casino operating costs	$604	$6,742

Revenues were recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Predecessor’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Predecessor’s “Backstage Pass” slot club. For the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006, these incentives were $0.1 million and $0.5 million, respectively.
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

2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

			Deductions,
		Additions	Write-
	Balance at	Charged to	offs and	Balance at
	Beginning of	Costs and	Net of	End of
	Year	Expenses	Collections	Year
Period from January 1, 2007 to February 1, 2007:
Deducted from assets accounts:
Allowance for doubtful accounts:	$891	$74	$(82)	$883

Year ended December 31, 2006:
Deducted from assets accounts:
Allowance for doubtful accounts:	$1,002	$435	$(546)	$891

3. AGREEMENTS WITH RELATED PARTIES
The Predecessor entered into a 25-year Amended and Restated Supervisory Agreement with Peter Morton (the “Supervisory Agreement”), which provided for the supervision of the development, improvement, operation, and maintenance of the Predecessor through 2022. Mr. Morton had the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton was to provide consulting and supervisory services to the Predecessor. In the event either the Predecessor or Mr. Morton was in Default (as defined in the agreement), the non-defaulting party could terminate the agreement after the other party had received the opportunity to cure such default. As part of this agreement, the Predecessor paid to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year. Total supervisory fee expenses for these services for the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006 amounted to $283,000 and $3,651,000, respectively. These expenses are included in related-party expenses in the accompanying statements of operations. The unpaid amount at February 1, 2007 was $19,000 and is included in related-party payable in the accompanying balance sheets. The Supervisory Agreement was terminated with the Merger.
Entities controlled by Mr. Morton provided additional technical support services for the development, ongoing improvement and operation of the Predecessor. The Predecessor reimbursed these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead. On August 15, 2005, the Predecessor entered a Commercial Sublease with 510 Development Corporation (the “510 Development Sublease”). The Predecessor paid $20,000 a month for this sublease, which was scheduled to expire December 31, 2009. In connection with 510 Development Sublease, the Predecessor capitalized $2.5 million in leasehold improvements. The 510 Development Sublease was terminated with the Merger. The expense associated with this sublease was always part of the allocated overhead that was reimbursed by the Predecessor. The expenses for the technical support services and sublease aggregated to approximately $1,242,000 and $2,753,000 for the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006, respectively, and are included in related-party expenses in the accompanying statements of operations.
During the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006, the Predecessor paid compensation to Harry Morton, son of Peter Morton, $21,000 and $250,000, respectively, for his position as Special Projects Director, which he started in the year ended December 31, 2004. The Predecessor also provided housing and other services to Harry Morton at the resort with a total estimated value during the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006, of $0 and $28,000, respectively. These costs are included in food and beverage expense in the statements of operations for the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006.
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

4. LONG-TERM DEBT
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
Junior Notes
Interest on the Junior Notes was payable on each January 15 and July 15, commencing on January 15, 2004, and could be paid in cash or in kind at the Predecessor’s option, provided that interest was required to be paid in kind if a payment of such interest in cash would cause a default under the 2013 Notes or the Facility. The Junior Notes required that any semi-annual interest payment in cash be equal to the lesser of (x) 50% of the amount of interest accrued on the Junior Notes since the most recent interest payment date and (y) the amount of interest that the Predecessor was permitted to pay in cash without causing a default under the 2013 Notes or the Facility. For interest payments payable in cash interest accrued at a rate per annum equal to 9.875% and for interest payments payable in kind interest accrued at a rate per annum equal to 10.50%. The Junior Notes were contractually subordinated to the 2013 Notes and the Facility and any other senior debt of the Predecessor. The Junior Notes were scheduled to be due on January 15, 2014, but were subject to redemption at the option of the Predecessor, in whole or in part, at any time on or after January 15, 2009, at a premium to the principal amount thereof that decreased on each subsequent anniversary date, plus accrued interest to the date of redemption. The Junior Notes contained covenants restricting the Predecessor’s ability to, among other things, sell or otherwise dispose of its assets, pay dividends, incur additional indebtedness, make acquisitions or merge or consolidate with another entity and enter into transactions with affiliates. In December of 2005, the Predecessor received consent and repurchased $15.0 million of the outstanding Junior Notes. This transaction had a purchase premium of $1.2 million. For the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006, the Predecessor paid interest-in-kind of $0 and $1.1 million, respectively. The Junior Notes were repaid in connection with the Merger.

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

5. INCOME TAXES
The following table provides an analysis of the Predecessor’s income tax benefit (in thousands):

	February 1,	December 31,
	2007	2006
Current	$0	$120
Deferred (federal)	(1,521)	1,545

Income tax (benefit) expense	$(1,521)	$1,665

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
Income taxes differed from the amount computed at the federal income tax statutory rate as a result of the following:

	December 31,	December 31,
	2007	2006
Income tax expense (benefit) at the statutory rate	(34.0)%	34.0%
Nondeductible meals and entertainment	0.1	0.3
Tax credits	(0.3)	(4.5)
Transaction costs	0.1	9.9
Other, net	—	(0.9)
Effective tax rate	(34.1)%	38.8%
The Predecessor adopted the provisions of FIN 48 on January 1, 2007. There was no effect on the Predecessor’s financial condition or results of operations as a result of implementing FIN 48. The Predecessor did not accrue interest or penalties associated with any unrecognized tax benefits.

6. COMMITMENTS AND CONTINGENCIES
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

Total rental expense was approximately $38,000 and $426,000 during the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006, respectively, and is included in general and administrative expenses in the accompanying statements of operations.
Self-Insurance
The Predecessor was self-insured for workers’ compensation claims for an annual stop-loss of up to $350,000 per claim. Management has established reserves it considers adequate to cover estimated future payments on claims incurred by the Predecessor.
The Predecessor had a partial self-insurance plan for general liability claims for an annual stop-loss of up to $100,000 per claim.
Legal and Regulatory Proceedings
Between March 2006 and February 2007, four lawsuits were filed in Nevada state courts, and one in federal district court in Nevada, by brokers, investors, and prospective purchasers associated with the formerly proposed condominium development on the real property adjacent to the Hard Rock. Of these five lawsuits, one names the Company as a defendant, and four name subsidiaries of the Company as defendants. The plaintiffs in the suit brought by the prospective purchasers decided to dismiss their action (without prejudice) after the Company successfully compelled them to participate in an arbitration, and the parties have reached settlements in the two suits brought by brokers. The allegations in these five lawsuits are primarily, though not entirely, directed towards Peter A. Morton and entities under his ownership or control, rather than the Company or its affiliates. The relief sought in these five proceedings are monetary damages and equitable relief. Peter A. Morton has agreed to indemnify the Company and its affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against the Company or its affiliates, under the terms set forth in the contract under which the Company purchased the Hard Rock. Accordingly, we do not believe that the course or outcome of these lawsuits will have a material adverse effect on our business or results of operations.
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

7. EMPLOYEE BENEFIT PLANS
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
The Predecessor maintained a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who had completed one year of continuous employment and 1,000 hours of service were eligible for the plan. Such employees joining the plan could contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation. The Predecessor, at its discretion, was required to match 50% of the first 6% of compensation contributed by employees. During the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006, the Predecessor recorded approximately $81,000 and $736,00, respectively, for its portion of plan contributions, which were included in the accompanying statements of operations.
The Predecessor’s deferred bonus plan, which started in 2004, was a nonqualified deferred compensation program that provided benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates upon retirement or death (the ” Deferred Bonus Plan ”). The participants were covered by life insurance policies with the Predecessor designated as the beneficiary. Amounts charged to expense relating to this program for the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006 were $0.2 million and $1.0 million, respectively. Amounts included in “Deferred Compensation” in the accompanying consolidated balance sheets at February 1, 2007 that relate to the Deferred Bonus Plan were $2.0 million. Included in “Other Assets” at February 1, 2007 related to the Deferred Bonus Plan were life insurance policies with cash surrender values of $1.4 million. This Deferred Bonus Plan was terminated with the Merger.
During the period from January 1, 2007 to February 1, 2007 and for the year ended December 31, 2006, the Predecessor recorded approximately $290,000 and $2,688,000, respectively, for these bonuses and deferred compensation agreements, in the accompanying statements of operations.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Members of
Hard Rock Hotel Holdings, LLC
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Hard Rock Hotel Holdings, LLC as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, members’ equity (deficit), and cash flows for the year ended December 31, 2008 and for the period from February 2, 2007 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hard Rock Hotel Holdings, LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from February 2, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
BDO Seidman, LLP
Las Vegas, Nevada
March 12, 2009

HARD ROCK HOTEL HOLDINGS, LLC
BALANCE SHEET
(in thousands)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,148	$14,157
Accounts receivable, net	12,576	8,475
Inventories	2,950	2,911
Prepaid expenses and other current assets	2,986	3,641
Asset held for sale	95,160	95,160
Related party receivable	278	562
Restricted cash	178,739	55,813

Total current assets	302,8374	180,719

Property and equipment, net of accumulated depreciation and amortization	784,127	515,923
Goodwill	—	139,108
Other intangible assets, net	53,847	71,300
Deferred financing costs, net	22,037	35,501
Interest rate caps, at fair value	106	11

TOTAL ASSETS	$1,162,954	$942,562

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,291	$4,203
Construction related payable	59,898	—
Related party payables	3,401	542
Accrued expenses	10,286	12,040
Interest payable	3,926	4,572
Current portion of long-term debt	50,000	110,000

Total current liabilities	133,802	131,357

Deferred tax liability	56,853	15,266
Long Term Debt	1,033,813	683,452

Total long-term liabilities	1,090,666	698,718

Total liabilities	1,224,468	830,075

Commitments and Contingencies (see Note 10)
Members’ equity (deficit):
Paid-in capital	306,596	181,127
Accumulated other comprehensive loss	(17,194)	(26)
Accumulated deficit	(350,916)	(68,614)

Total members’ equity (deficit)	(61,514)	112,487

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$1,162,954	$942,562

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

		Period from
	Year Ended	February 2, 2007 to
	December 31,	December 31,
	2008	2007
Revenues:
Casino	$53,282	$51,501
Lodging	39,008	42,220
Food and beverage	70,119	70,202
Retail	6,146	6,358
Other income	15,741	17,896

Gross revenues	184,296	188,177
Less: promotional allowances	(19,951)	(14,739)

Net revenues	164,345	173,438

Costs and expenses:
Casino	37,694	33,671
Lodging	7,901	8,903
Food and beverage	37,809	35,897
Retail	2,896	3,092
Other	11,668	15,236
Marketing	5,044	5,032
Management fee—related party	7,009	7,837
General and administrative	39,170	26,743
Depreciation and amortization	23,454	17,413
Loss on disposal of assets	25	1,725
Pre-opening	5,933	1,167
Acquisition and transition related costs	—	2,358
Impairment of goodwill and license rights	191,349	—

Total costs and expenses	369,952	159,074

Income (loss) from operations	(205,607)	14,364

Other income (expense):
Interest income	1,542	698
Interest expense, net	(78,822)	(85,953)

Other expenses, net	(77,280)	(85,255)

Loss before income tax benefit	(282,887)	(70,891)
Income tax benefit	(585)	(2,277)

Net loss	(282,302)	(68,614)
Other comprehensive loss:
Unrealized (loss) on cash flow hedges, net of tax	(17,168)	(26)

Comprehensive loss	$(299,470)	$(68,640)

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)
(in thousands)

			Other	Total
	Paid-in	Accumulated	Comprehensive	Members’
	Capital	Deficit	Loss	Equity
Balances at February 2, 2007	$—	$—	—	—
Contributions	181,127	—	—	181,127
Net loss	—	(68,614)	—	(68,614)
Unrealized (loss) on cash flow hedges, net of tax	—	—	(26)	(26)

Balances at December 31, 2007	181,127	(68,614)	(26)	112,487
Contributions	125,469	—	—	125,469
Net loss	—	(282,302)	—	(282,302)
Unrealized (loss) on cash flow hedges, net of tax	—	—	(17,168)	(17,168)

Balance at December 31, 2008	$306,596	$(350,916)	$(17,194)	$(61,514)

The accompanying notes are an integral part of these consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
STATEMENT OF CASH FLOWS
(in thousands)

		Period
	Year Ended	February 2, 2007 to
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(282,302)	$(68,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,068	11,313
Provision for losses on accounts receivable	2,066	(137)
Amortization of loan fees and costs	19,270	14,678
Impairment of goodwill and license rights	191,349	—
Amortization of intangibles	7,386	6,100
Change in value of interest rate caps included in net loss	2,545	2,703
Loss on sale of assets	25	1,724
Increase in deferred income taxes	(585)	(2,277)
(Increase) decrease in assets:
Accounts receivable	(6,167)	(4,443)
Inventories	(39)	66
Prepaid expenses	655	(349)
Related party receivable	284	(562)
(Increase) decrease in liabilities:
Accounts payable	2,088	(538)
Related party payable	2,859	542
Accrued interest payable	(646)	4,572
Other accrued liabilities	(1,754)	(8,459)

Net cash used in operating activities	(46,898)	(43,681)

Cash flow from investing activities:
Purchases of property, equipment and construction in progress	(284,297)	(31,227)
Purchase of the Hard Rock Hotel & Casino, net of cash acquired	—	(719,546)
Proceeds from sale of operating assets	—	4
Construction payables	59,896	—
Restricted cash	(122,926)	(55,813)
Other assets	—	(518)

Net cash used in investing activities	(347,327)	(807,100)

Cash flows from financing activities:
Net proceeds from borrowings	240,361	33,452
Net proceeds from intercompany land acquisition borrowings	50,000	—
Proceeds from initial loan on purchase	—	760,000
Capital investment	125,469	122,949
Purchase of interest rate caps	(19,808)	(1,283)
Financing costs on debt	(5,806)	(50,180)

Net cash provided by financing activities	390,216	864,938

Net increase (decrease) in cash and cash equivalents	(4,009)	14,157
Cash and cash equivalents, beginning of period	14,157	—

Cash and cash equivalents, end of period	$10,148	$14,157

Supplemental cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$64,103	$66,945

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$—	$832,883
Purchase price contributed by members	—	(58,178)
Cash paid	—	(730,521)

Liabilities assumed	$—	$44,184

Capitalized interest	$8,473	$806

Changes in construction payables	$59,896	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
Basis Of Presentation and Nature of Business
Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMB”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI” or the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Predecessor owns the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”).
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
Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 , as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN 46R, the Company consolidates the gaming operations in the Company’s financial statements.
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
The Acquisition
On May 11, 2006, Morgans, MHG HR Acquisition Corp. (“Merger Sub”), the Predecessor and Peter A. Morton entered into an Agreement and Plan of Merger (as amended in January 2007, the “Merger Agreement”) pursuant to which Morgans would acquire the Hard Rock through the merger of Merger Sub with and into the Predecessor (the “Merger”). Additionally, Morgans Group LLC, an affiliate of Morgans (“Morgans LLC”), entered into three purchase and sale agreements (the “Purchase and Sale Agreements”) with affiliates of Mr. Morton to acquire an approximately 23-acre parcel of land adjacent to the Hard Rock, the parcel of land on which the Hard Rock Cafe restaurant in Las Vegas is situated and plans, specifications and other documents related to a former proposal for a condominium development on the property adjacent to the Hard Rock. The transactions contemplated by the Merger Agreement and the Purchase and Sale Agreements are collectively referred to as the “ Acquisition ” and the agreements are collectively referred to as the “Acquisition Agreements.”
The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS No. 142”), and related interpretations. SFAS No. 141 requires that the Company record the net assets of acquired businesses at fair market value, and the Company must make estimates and assumptions to determine the fair market value of these acquired assets and assumed liabilities.
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

On November 7, 2006, Morgans and an affiliate of DLJMB entered into a Contribution Agreement (which was amended and restated in December 2006) under which they agreed to form a joint venture in connection with the Acquisition and the further development of the Hard Rock. Pursuant to the Contribution Agreement, Morgans and the affiliate of DLJMB agreed to invest one-third and two-thirds, respectively, of the equity capital required to finance the Acquisition.
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
On the Closing Date, pursuant to the Contribution Agreement, Morgans and Morgans LLC were deemed to have contributed to the Company one-third of the equity, or approximately $57.5 million, to fund a portion of the purchase price for the Acquisition by virtue of the application of the escrow deposits under the Acquisition Agreements to the purchase price for the Acquisition and by virtue of the credit given for the expenses Morgans LLC incurred in connection with the Acquisition. Affiliates of DLJMB contributed to the Company two-thirds of the equity, or approximately $115 million, to fund the remaining amount of the equity contribution for the Acquisition. In consideration for these contributions, the Company issued Class A Membership Interests and Class B Membership Interests to the affiliates of DLJMB and Morgans and Morgans LLC.

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
Also on the Closing Date, DLJ MB IV HRH, LLC (“DLJMB IV HRH”), DLJ Merchant Banking Partners IV, L.P. (“DLJMB Partners”), DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”), Morgans and Morgans LLC entered into an Amended and Restated Limited Liability Company Agreement (as amended from time to time, the “JV Agreement”), which governs their relationship as members of the Company. DLJMB IV HRH, DLJMB Partners and DLJMB VoteCo are referred to as the “DLJMB Parties” and Morgans and Morgans LLC are referred to as the “Morgans Parties.”
The purchase price consists of the following (in thousands):

Hard Rock Hotel & Casino	$419,431
Development parcel	258,730
Cafe parcel	19,976
Plans, specifications and other documents related to a proposal for a condominium development project	1,000
Trademark license	69,000
Merger costs	20,562

Total purchase price	$788,699

The table below lists the estimated fair values of the assets acquired and liabilities assumed recorded on the acquisition date:

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

During the year ended December 31, 2008 in conjunction with preparing our 2007 income tax returns, we determined that certain deferred tax liabilities relating to book to tax basis differences in certain assets we acquired were not reflected on our balance sheet. As a result, we recorded an adjustment during the quarter ended September 30, 2008 to reflect such deferred tax liabilities. The net effect of the adjustment resulted in an increase to both deferred tax liabilities and goodwill of $42.2 million. The adjustment had no material effect on our income statement for the year ended December 31, 2008. The adjustment was not considered material to our historical financial statements and therefore restatement was not considered necessary.
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
Restricted Cash
The Company is obligated to maintain reserve funds for property taxes, insurance and capital expenditures at the Hard Rock as determined pursuant to the CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. On the Closing Date, the Company deposited $35 million into an initial renovation reserve fund to be held as additional collateral for the CMBS loan for the payment of initial renovations to the Hard Rock. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement under the CMBS facility. In addition, the CMBS facility requires the Company to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds to be set aside in restricted cash. As of December 31, 2008 and December 31, 2007 an aggregate of $5.5 million and $1.9 million and $37.7 million and $1.2 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively. Additionally, $1.3 million and $0.7 million and $0.8 million and $67,460 were available in the insurance and property tax reserve funds, respectively.
In addition, the Company also is obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. On the Closing Date, we deposited $45 million into an interest reserve fund to be held as additional collateral under the CMBS facility for the payment of interest expense shortfalls. The CMBS lenders will make disbursements from the interest reserve fund upon the Company’s satisfaction of conditions to disbursement under the CMBS facility. As of December 31, 2008 and December 31, 2007, $14.5 million and $16.1 million was available in restricted cash reserves in the interest reserve fund, respectively.

Pursuant to the CMBS facility, the unfunded portion of the construction loan as of the second anniversary of the Closing Date may be advanced and deposited with lender in an account which shall be referred to as the “ Construction Loan Reserve Account .” Additionally, portions of the construction loan may be advanced as quarterly deficiency advances from time to time, which quarterly deficiency advances shall be deposited with lender in the Construction Loan Reserve Account. Additionally, on November 9, 2007, the third mezzanine construction funds were deposited with lender in the Construction Loan Reserve Account. The funds in the Construction Loan Reserve Account shall be disbursed as the Company is entitled to a construction loan advance from the construction loan. The Company may elect, at its option, to receive a disbursement from the Construction Loan Reserve Account in lieu thereof, to the extent funds are available. As of December 31, 2008 and December 31, 2007, $143.8 million and $5.9 million was available in restricted cash reserves in the Construction Loan Reserve Account.
In addition, the Company also is obligated to maintain a reserve funds for interest expense and property tax as determined pursuant to the land acquisition loan. The lenders will make disbursements from the interest and property tax reserve funds upon the Company’s satisfaction of conditions to disbursement under the land acquisition loan. As of December 31, 2008, $6.9 million and $0.6 million was available in restricted cash reserves in the interest and property tax reserve funds, respectively.
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
Assets Held for Sale
The Company intends to sell approximately 15 acres of the adjacent land not being used for the Expansion, 11 acres held by HRHH Transferee, LLC and 4 acres held by HRHH Development, LLC. The Company has reflected the asset at a value of $95.2 million, which represented the allocated fair value of $100 million less the estimated sale costs of $4.8 million on the date of acquisition. Management determined that the current fair value for the separate 15 acres exceeds the carrying value at December 31, 2008.

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
Goodwill
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
The Company completed its 2008 annual impairment tests of goodwill and indefinite-lived intangible assets as of October 31, 2008. The Income Approach, Market Approach, and Cost Approach were considered in arriving at a Fair Value estimate of the Company’s intangible assets. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the time of the Hard Rock Hotel and Casino acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: i) lower market valuation multiples for gaming assets; ii) higher discount rates resulting from turmoil in the credit and equity markets; and iii) current cash flow forecasts for the Company.

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
Capitalized Interest
The Company capitalizes interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using a weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. The Company amortizes capitalized interest over the estimated useful life of the related asset. For the year ended December 31, 2008, capitalized interest totaled $8.5 million.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements. As of December 31, 2008, total deferred financing costs net of accumulated amortization of $19.3 million were $22.0 million. As of December 31, 2007, total deferred financing costs net of accumulated amortization of $14.7 million were $35.5 million. Amortization of deferred financing costs included in interest expense was $19.3 million and $14.7 million for the years ended December 31, 2008 and December 31, 2007, respectively.
Advertising Costs
The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expenses (exclusive of pre-opening) for the year ended December 31, 2008 and for the period February 2, 2007 to December 31, 2007 amounted to approximately $2.3 million and $2.4 million, respectively. These expenses are included in marketing expenses in the accompanying statement of operations.

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
Under FAS 109, a Company is required to record a valuation allowance against some or all the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. To make such determination, the Company analyzes positive and negative evidence, including history of earnings or losses, loss carryback potential, impact of reversing temporary differences, tax planning strategies, and future taxable income. The Company has reported net operating losses for consecutive years and does not have projected taxable income in the near future. This significant negative evidence causes management to believe a full valuation allowance should be recorded against the deferred tax assets. The deferred tax liability related to the stepped-up basis on land and indefinite-lived intangibles will be the only deferred tax items not offset by the valuation allowance. This treatment is consistent with the valuation allowance calculations in prior periods.
The Company accounts for certain tax positions under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company does not have any unrecognized tax positions, nor does it believe it will have any material changes over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.
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
The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. The Company received $0.7 million and $0.7 million in rent from the Hard Rock Cafe, which consisted of $0.2 million and $.02 million in base rent and $0.5 million and $0.5 million in percentage rent for the year ended December 31, 2008 and for the period February 2, 2007 to December 31, 2007, respectively. The current term of the lease expires on June 30, 2010. Under the lease, the operator has two five-year options to extend the lease, so long as it is not in default at the time of the extension.

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

		Period
	Year Ended	February 2, 2007 to
	December 31,	December 31,
	2008	2007
Food and beverage	$7,172	$4,456
Lodging	2,005	1,307
Other	886	819

Total costs allocated to casino operating costs	$10,063	$6,582

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products ). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the year ended December 31, 2008 and for the period from February 2, 2007 to December 31, 2007 these incentives were $0.1 million and $0.1 million, respectively.
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2008, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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
The Company held eleven interest rate caps at December 31, 2008 as follows (dollar amounts in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate
$410,000(1)	Interest Cap	February 9, 2009	5.50%
$110,000(1)	Interest Cap	February 9, 2009	5.50%
$200,000(2)	Interest Cap	February 9, 2009	5.50%
$100,000(2)	Interest Cap	February 9, 2009	5.50%
$65,000(2)	Interest Cap	February 9, 2009	5.50%
$410,000(2)	Interest Cap	February 9, 2010	2.50%
$607,879(2)	Accreting Interest Cap	February 9, 2010	2.50%
$200,000(2)	Interest Cap	February 9, 2010	2.50%
$100,000(2)	Interest Cap	February 9, 2010	2.50%
$65,000(2)	Interest Cap	February 9, 2010	2.50%
$50,000(1)	Interest Cap	August 9, 2009	2.50%

(1)	The Company has determined the derivative does not qualify for hedge accounting.

(2)	The Company has determined the derivative does qualify for hedge accounting.
Eight of the derivatives have been designated as hedges according to SFAS No. 133 and, accordingly, the effective portion of the change in fair value of these instruments will be recognized in other comprehensive income.
For the years ended December 31, 2008 and December 31, 2007, the total fair value of derivative instruments was $106 thousand and $11 thousand, respectively. The change in fair value included in comprehensive income for December 31, 2008 and December 31, 2007 was $17.2 million and $26 thousand, net of premium amortization, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the years ended December 31, 2008 and December 31 2007, the Company expensed $4.6 million and $1.4 million to interest expense attributable to the derivatives not designated as hedges according to SFAS No. 133, respectively.
Fair Value of Financial Instruments
SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). We have applied SFAS 157 to recognize the liability related to our derivative instruments at fair value to consider the changes in the creditworthiness of the Company and our counterparties in determining any credit valuation adjustments.
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

Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. We are exposed to credit loss in the event of a non-performance by the counterparties to our interest rate cap agreements; however, we believe that this risk is minimized because we monitor the credit ratings of the counterparties to such agreements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2008 and December 31, 2007, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $106.0 thousand and $11.2 thousand, respectively.
Although the Company has determined that the majority of the inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or its lenders. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its long-term debt and has determined that the credit valuation adjustments are not significant to the overall valuation of its long-term debt. As a result, the Company has determined that its long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2008 and December 31, 2007, the total fair value of the Company’s long-term debt valued under SFAS No. 157 does not materially differ from its carrying value of approximately $1.1 billion and $793.5 million, respectively.
Recently Issued And Adopted Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted the provisions of this standard and such application did not have a material effect on its financial condition, results of operations or cash flows. See “— Note 1 — Fair Value Measurements” for disclosures required by this standard.
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
2. ACCOUNTS RECEIVABLE
Components of receivables, net are as follows (in thousands):

	December 31,	December 31,
	2008	2007
Casino	$9,850	$4,870
Hotel	1,472	702
Other	3,320	3,491

	14,642	9,063
Less: allowance for doubtful accounts	(2,066)	(588)

	$12,576	$8,475

Allowance for
Doubtful
Accounts
Balance at February 2, 2007	$—
Additions — bad debt expense	1,103
Deductions — write off net of collections	(515)

Balance at December 31, 2007	588
Additions — bad debt expense	1,998
Deductions — write off net of collections	(520)

Balance at December 31, 2008	$2,066

3. INVENTORIES
Inventories consist of the following (in thousands):

	December 31,	December 31,
	2008	2007
Retail merchandise	$1,211	$1,334
Restaurants and bars	1,653	1,422
Other inventory and operating supplies	86	155

Total Inventories	$2,950	$2,911

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2008	2007
Land	$364,810	$364,810
Buildings and improvements	115,558	107,727
Furniture, fixtures and equipment	36,161	26,416
Memorabilia	4,118	4,006

Subtotal	520,647	502,959
Less accumulated depreciation and amortization	(27,072)	(11,313)
Construction in process	290,552	24,277

Total property and equipment, net	$784,127	$515,923

The Company has signed construction commitments for an aggregate of approximately $632.4 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008 and 2009. As of December 31, 2008, the Company had incurred approximately $190.6 million of project costs under such commitments and had $441.8 million remaining commitments outstanding. See “Commitments and Contingencies—Construction Commitments”.

Depreciation and amortization relating to property and equipment was $16.1 and $11.3 million for the years ended December 31, 2008 and December 31, 2007.
5. INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

Total Goodwill
Balance at February 2, 2007	$—
Additions	139,108
Deductions

Balance at December 31, 2007	139,108
Additions	42,174
Deductions	(181,282)

Balance at December 31, 2008	$—

Other intangible assets, net consists of the following (in thousands):

	December 31, 2007			December 31, 2008
			Net			Net	Remaining
	Intangible		Intangible			Intangible	Life
	Assets	Amortization	Assets	Impairment	Amortization	Assets	(Years)
Intangible assets
Hard Rock licensing rights	$44,900	$—	$44,900	$(10,067)	$—	$34,833	Indefinite
Rehab trade name	2,400	(220)	2,180	—	(240)	1,940	8
Body English trade name	700	(214)	486	—	(233)	253	1
Pink Taco trade name	700	(128)	572	—	(140)	432	3
Love Jones trade name	100	(18)	82	—	(20)	62	3
Mr. Lucky’s trade name	600	(110)	490	—	(120)	370	3
“Player” relationships	23,100	(3,164)	19,936	—	(4,183)	15,753	7
Host non-compete agreements	4,900	(2,246)	2,654	—	(2,450)	204	0.1

Total intangibles net of accumulated amortization	$77,400	$(6,100)	$71,300	$(10,067)	$(7,386)	$53,847

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
For the year ended December 31, 2008, amortization expense for the above amortizable intangible assets was $7.4 million. The estimated aggregate amortization expense for the above amortizable intangible assets for each of the five succeeding fiscal years ending December 31, 2013 is $4.8 million, $3.7 million, $3.1 million, $2.3 million, and $1.9 million, respectively.
6. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2008	2007
Accrued salaries, payroll taxes and other employee benefits	$2,074	$2,895
Advance room, convention and customer deposits	2,878	3,656
Other accrued liabilities	1,984	1,262
Outstanding gaming chips and tokens	1,197	1,955
Accrued miscellaneous taxes	643	802
Accrued progressive jackpot and slot club payouts and other liabilities	1,266	1,141
Reserve for legal liability claims	182	177
Advance entertainment sales	62	152

Total accrued expenses	$10,286	$12,040

7. AGREEMENTS WITH RELATED PARTIES
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
The Company accrued or paid a base management fee of $4.6 million and $5.7 million and a gaming facilities support fee of $0.7 million and $0.0 million to Morgans Management and accrued or reimbursed it for $1.7 million and $2.1 million of chain services expenses for the year ended December 31, 2008 and the period February 2, 2007 to December 31, 2007, respectively. No gaming facilities support fee was owed in 2007 because the fee was implemented in an amendment to the Management Agreement entered into in May 2008 following the Company’s assumption of the operation of gaming facilities at the Hard Rock in March 2008. The Predecessor paid Peter Morton and his affiliates a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year, plus additional reimbursable expenses.
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
Technical Services Agreement
On February 2, 2007, a subsidiary of the Company, HRHH Hotel/Casino, and Morgans Management entered into a Technical Services Agreement pursuant to which the Company has engaged Morgans Management to provide technical services for our expansion project prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the year ended December 31, 2008 and 2007, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.9 million and $0.6 million respectively, under the Technical Services Agreement.

CMBS Facility
Prior to November 2007, Column Financial, Inc. (“Column”) was the administrative agent under the Company’s commercial mortgage-backed securities loan facility (the “CMBS facility”). Column is an indirect subsidiary of Credit Suisse, which is an affiliate of DLJ Merchant Banking, Inc. (“DLJMB”). In connection with Morgans’ and DLJMB’s acquisition of the Hard Rock and related assets through the Company, Morgans paid Column commitment fees in an aggregate amount equal to $11.6 million, which were deemed to be an equity contribution by Morgans to the Company at the closing of the acquisition. At the closing of the acquisition, the Company paid Column an origination fee equal to $30.6 million. Subsequently, on November 6, 2007, the Company paid Column an additional origination fee equal to $0.8 million for the $35 million increase in the maximum amount of the CMBS facility that occurred in connection with the refinancing of the CMBS facility on such date. In November 2007, Column ceased to be the administrative agent under the CMBS facility and TriMont Real Estate Advisors, Inc. was appointed as servicer of the loans under the facility. For the year ended December 31, 2008 and for the period from February 2, 2007 to December 31, 2007, TriMont Real Estate Advisors, Inc. was paid $200,000 and $50,000 and $1.0 million and $0, respectively, for the administrative agents fee and unused advance fee and for the year ended December 31, 2008 and for the period from February 2, 2007 to December 31, 2007, Column was paid $0 and $150,000 and $0 and $1.0 million, respectively, for the administrative agents fee and unused advance.
Intercompany Land Acquisition Financing
On August 1, 2008, we completed an intercompany land purchase with respect to an 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, one of our subsidiaries entered into a $50.0 million land acquisition financing with Column. Under the financing, interest will accrue at an annual rate equal to the 30-day London Interbank Offered Rate, plus a blended spread of 15.90%. The First Amendment to the Loan Agreement increased the blended spread from 15.90% to 17.90%. At any time and from time to time, the lender may increase the blended spread up to a maximum interest rate specified in the loan documents. The Loan Agreement governing the financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the Loan Agreement are secured by a first mortgage lien on the 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The loan is also assumable by certain third party purchasers of a portion of the 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support for the loan. All outstanding amounts owed under the Loan Agreement become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default which we consider usual and customary for an agreement of this type, including failure to make payments under the Loan Agreement, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in the Loan Agreement).
8. LONG-TERM DEBT
The long-term debt outstanding as of December 31, 2008 and December 31, 2007 consisted of the following (in thousands):

		December 31,	December 31,
Project Name / Lender	Interest Rate	2008	2007
HRH Acquisition / Vegas HR Private Limited	LIBOR + 2.35%	$364,810	$410,000
HRHC Construction / Vegas HR Private Limited	LIBOR + 4.25%	344,233	18,452
HRHC Sr Mezz / Brookfield Financial, LLC—Series B	LIBOR + 5.20%	177,956	200,000
HRHC Jr Mezz 1 / NRFC WA Holdings, LLC	LIBOR + 7.20%	88,978	100,000
HRHC Jr Mezz 2 / Hard Rock Mezz Holdings LLC	LIBOR + 8.75%	57,836	65,000
HRHH Development / Column Financial, Inc.	LIBOR + 17.9%	50,000	—

Total debt	LIBOR + 4.88%	1,083,813	793,452
Current portion of long-term debt		(50,000)	(110,000)

Total long-term debt		$1,033,813	$683,452

On May 30, 2008, we satisfied the conditions to draw on the construction loan provided under our CMBS facility. The initial maturity date of the loans thereunder will be February 9, 2010, with two one-year options to extend the maturity date provided that the Company satisfies certain conditions, including meeting a specified debt-yield percentage. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. For the year ended December 31, 2008 and for the period from February 2, 2007 to December 31, 2007, the Company drew approximately $240.4 million and $33.5 million, respectively from the CMBS facility. The Company anticipates drawing additional amounts from the construction loan under the CMBS facility as needed. Management anticipates the Company will not return to a positive cash position at the earliest until the expansion project has opened and the economic environment has improved from its current condition.
The fair value of the Company’s long-term debt was approximately $1.1 billion and $793.5 million at December 31, 2008 and December 31, 2007, respectively.

Intercompany Land Acquisition Financing
On August 1, 2008, certain of the Company’s subsidiaries completed an intercompany land purchase and a related financing with respect to an 11-acre parcel of land located adjacent to the Hard Rock. The proceeds from the financing, together with an equity contribution from the DLJMB Parties, were used to fully satisfy a $110 million amortization payment under the CMBS facility due in August 2008. In connection with the intercompany land purchase and related financing, HRHH Development Transferee, LLC (“HRHH Transferee”), one of the Company’s subsidiaries, entered into a land acquisition financing with Column Financial, Inc. The financing provided $50 million of the $110 million of proceeds necessary to purchase the 11-acre parcel from HRHH Development, LLC, another one of the Company’s subsidiaries (“HRHH Development”). Under the financing, interest will accrue at an annual rate equal to the 30-day London Interbank Offered Rate, plus a blended spread of 15.90%. The First Amendment to the Loan Agreement increased the blended spread from 15.90% to 17.90%. At any time and from time to time, the lender may increase the blended spread up to a maximum interest rate specified in the loan documents. The Loan Agreement governing the financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the Loan Agreement are secured by a first mortgage lien on the 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The loan is also assumable by certain third party purchasers of a portion of the 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support for the loan. All outstanding amounts owed under the Loan Agreement become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default, including failure to make payments under the Loan Agreement, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in the Loan Agreement).
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
Estimated interest payments on long-term debt are based on average principal amounts outstanding under the Company’s CMBS facility as of December 31, 2008 and anticipated additional borrowings thereunder required to complete the Company’s expansion project. As of December 31, 2008, the interest rate was LIBOR at 1.42% plus the 4.25% spread (5.67% total). Subject to an interest rate cap, as of December 31, 2008, an increase in market rates of interest of 0.125% would have increased the Company’s interest expense by $1.2 million and a decrease in market interest rates of 0.125% would have decreased the Company’s interest expense by $1.2 million. Interest payments are due monthly on the ninth day of the month.
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
Maturities of the Company’s long-term debt are as follows (in thousands):

2009	$50,000
2010	1,033,813
2011	—
2012	—

Total	$1,083,813

All outstanding amounts owed under the intercompany land acquisition loan of $50.0 million above become due and payable no later than August 9, 2009, subject to two six-month extension options. We are currently considering various options with respect to the adjacent land, including selling a portion of the land to a third party. The initial maturity date of the CMBS facility of $1.0 billion above will be February 9, 2010, with two one-year options to extend the maturity date provided that the Company satisfies certain conditions, including meeting a specified debt-yield percentage.
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

9. INCOME TAXES
The federal income tax provision (benefit) is summarized as follows (in thousands):

		Period from
	Year Ended	February 2, 2007 to
	December 31,	December 31,
	2008	2007
Current	$2	$—
Deferred	(587)	(2,277)

Total tax expense (benefit)	$(585)	$(2,277)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
During the year ended December 31, 2008 in conjunction with preparing our 2007 income tax returns, we determined that certain deferred tax liabilities relating to book to tax basis differences in certain assets, primarily land, we acquired were not reflected on our balance sheet. As a result, we recorded an adjustment during the quarter ended September 30, 2008 to reflect such deferred tax liabilities. The net effect of the adjustment resulted in an increase to both deferred tax liabilities and goodwill of $42.2 million. The adjustment had no material effect on our income statement for the year ended December 31, 2008. The adjustment was not considered material to our historical financial statements and therefore restatement was not considered necessary.
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Accrued expenses	$6,276	$767
Depreciation and amortization	1,063	1,553
Net operating loss and contributions carryforwards	34,515	30,663
Improvements and intangibles	4,393	—
Tax credits	3,115	2,807
Hedging transactions	4,612	—

Total deferred tax assets	53,974	35,790

Deferred tax liabilities:
Indefinate life intangibles and land purchase accounting	$(56,853)	$(26,679)
Accrued expenses	(1,399)	(992)

Total deferred tax liabilities	(58,252)	(27,671)

Preliminary net deferred tax asset	(4,278)	8,119
Less: valuation allowance for deferred tax asset	(52,575)	(23,385)

Net deferred tax liability	$(56,853)	$(15,266)

SFAS No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent of the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.
The valuation allowance increased by $29.2 million during 2008 and $23.4 million during 2007. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is zero.
Net operating losses and tax credit carryforwards as of December 31, 2008 are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses	$101,491	2016-2028
Tax credits, federal general business	$2,425	2014-2028
Tax credits, federal AMT	$689	N/A

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

		Period from
	Year Ended	February 2, 2007 to
	December 31,	December 31,
	2008	2007
Statutory rate	(34.0)%	(34.0)%
Valuation allowance	9.0	31.2
Tax credits	(0.1)	(0.2)
Other	(1.1)	—
LLC loss excluded from computation	2.2	—
Goodwill impairment	23.7	—

Total	(0.3)%	(3.0)%

The Company accounts for certain tax positions under the provisions of FIN 48. The Company does not have any unrecognized tax positions, nor does it believe it will have any material changes over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.
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
During the initial term of the Casino Sublease, ending February 2, 2008, the Casino Operator withheld $275,000 per month from the revenue arising from gaming operations at the Hard Rock. This sum was paid to Golden Gaming, Inc. or its designee for the general management services it provided to the Casino Operator. In addition, the Company paid a fee of $225,000 to Golden Gaming, Inc. to extend the term of the Casino Sublease to February 29, 2008. The Casino Operator withheld and paid to Golden Gaming, Inc. $0.8 million during the year ended December 31, 2008, and $1.4 million during the year ended December 31, 2007, respectively.
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
Employment Agreement
Under the terms of the offer letter, Mr. Kwasniewski is entitled to receive employee benefits on the same basis as other, similarly situated employees. The offer letter provides for the at-will employment of Mr. Kwasniewski. However, if Morgans Management terminates Mr. Kwasniewski’s employment without cause (as defined in his offer letter), he will be entitled to receive one year’s base salary. If Morgans Management terminates his employment without cause after 2007, he will be entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus.

Construction Commitments
Hard Rock Expansion Project. The expansion project at the Hard Rock is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. Renovations to the existing property began during 2007 and included upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations were completed by the end of the third quarter 2008. We are currently on time to complete the expansion as scheduled and within the parameters of the original budget. We expect the expansion to be complete by late 2009. The project is being funded from the Company’s existing debt funding under our CMBS facility and, if necessary, capital contributions from the DLJMB Parties.
On February 22, 2008, the Company entered into a Construction Management and General Contractor’s Agreement (the “Contract”) with M.J. Dean Corporation Inc. (“MJ Dean”). The Contract sets forth the terms and conditions pursuant to which MJ Dean will construct the expansion project. The Contract provides that the project will be broken into multiple phases and that the parties will negotiate multiple guaranteed maximum price work authorizations for each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a phase, the Company may, at its option, (a) require MJ Dean to construct the subject phase on a cost-plus basis, (b) agree to alternative arrangements with MJ Dean or (c) terminate the Contract. As of year ended December 31, 2008, the Company had delivered work authorization orders to M.J. Dean for an aggregate of $570.5 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
The Company entered into a design build agreement with Pacific Custom Pools, Inc (PCI), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project at the Hard Rock. The contract includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, Spas, Lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $19.2 million of work.
The Company has signed construction commitments for an aggregate of approximately $632.4 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008 and 2009. As of December 31, 2008, the Company had incurred approximately $190.6 million of project costs under such commitments and had $441.8 million remaining commitments outstanding.
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

Legal and Regulatory Proceeding
Between March 2006 and February 2007, four lawsuits were filed in Nevada state courts, and one in federal district court in Nevada, by brokers, investors, and prospective purchasers associated with the formerly proposed condominium development on the real property adjacent to the hotel casino. Of the five lawsuits, one names the Company as a defendant, and four name subsidiaries of the Company as defendants. The plaintiffs in the suit brought by the prospective purchasers decided to dismiss their action (without prejudice) after the Company successfully compelled them to participate in an arbitration, and the parties have reached settlements in the two suits brought by brokers. The allegations in these five lawsuits are primarily, though not entirely, directed towards Mr. Morton and entities under his ownership or control, not the Company or its affiliates. Mr. Morton has agreed to indemnify the Company and its affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against the Company or its affiliates, under the terms set forth in the contract under which the Company purchased the hotel casino.
In October 2008, a lawsuit was filed naming HRHH IP LLC (a subsidiary of the Company), Morgans, Live! Holdings, LLC and The Cordish Companies by Hard Rock Cafe International (USA), Inc. (“HRCI”). On December 17, 2008, HRCI dismissed its lawsuit without prejudice before HRHH IP LLC appeared. The allegations in the lawsuit claim a breach of certain provisions of the Trademark License and Cooperation Agreement dated as of June 7, 1996, by which we use the trademarks “Hard Rock Hotel” and “Hard Rock Casino” in our business, together with certain other claims, including federal and New York State trademark infringement, dilution and false origin claims by all of the named defendants. The relief sought by the lawsuit is injunctive relief, exemplary damages and unspecified monetary damages.
On August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a case, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.) which is pending in the United States District Court for the District of Nevada. Plaintiff, Mr. Alexander, asserts claims for trademark infringement, unfair competition, breach of contract, and unjust enrichment, all of which relate to the use of its REHAB RX trademarks. The Hard Rock entities named in the suit have filed an answer to this action and asserted counterclaims against Plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of Plaintiff’s federal registrations for the trademark REHAB. On November 11, 2008, Plaintiff filed a motion for preliminary injunction based on his trademark infringement claims, and the Hard Rock entities opposed that motion. The court has not set a hearing or issued a ruling regarding the preliminary injunction motion. The case is presently in discovery. No trial date has been set.
The Company is a defendant in various other lawsuits relating to routine matters incidental to the Company’s business.
Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2008.
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
The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed six months of continuous employment and 1,000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation. The Company, at its discretion, will match 50% of the first 6% of compensation contributed by employees. During the year ended December 31, 2008 and the period from February 2, 2007 to December 31, 2007 the Company recorded approximately $966,000 and $568,000 for its portion of plan contributions, respectively, which are included in the accompanying statements of operations.
Officers and employees of the Company and its subsidiaries are eligible to participate in the Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan (the “Stock Incentive Plan ”). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of Morgans, including restricted stock common units, and other equity-based awards, including membership units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The Company recognizes the expense and records a related-party payable when billed by Morgans.
In the year ended December 31, 2008 and for the period February 2, 2007 to December 31, 2007, the Company recognized $1.9 million and $0.2 million of stock-based compensation expense related to the above described restricted common stock units, LTIP Units and options.
Restricted Common Stock Units
A summary of the status of the Company’s nonvested restricted common stock units granted by Morgans to named executive officers and employees as of December 31, 2008 and 2007 and changes during the year ended December 31, 2008 and 2007, are presented below:

	Restricted	Weighted Average
Nonvested Shares	Shares	Fair Value
Nonvested at February 2, 2007	—	$—
Granted	99,400	16.91
Vested	(10,225)	13.20
Forfeited	(1,900)	23.04

Nonvested at December 31, 2007	87,275	17.21

Granted	79,753	13.65
Vested	(23,125)	16.43
Forfeited	(9,675)	18.55

Nonvested at December 31, 2008	134,228	$15.14

LTIP Units
A summary of the status of the Company’s nonvested LTIP Units granted by Morgans to named executive officers of the Company as of December 31, 2008 and changes during the year ended December 31, 2008 are presented below. There were no LTIP units granted to named executive officers or employees in 2007.

		Weighted Average
Nonvested Shares	LTIP Units	Fair Value
Nonvested at January 1, 2008	—	$—
Granted	19,053	13.19
Vested	(5,000)	12.59
Forfeited	—	—

Nonvested at December 31, 2008	14,053	$13.41

Stock Options
A summary of the Company’s outstanding and exercisable stock options granted by Morgans to named executive officers and employees as of December 31, 2008 and 2007 and changes during the year ended December 31, 2008 and 2007, are presented below:

		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate Intrinsic
Options	Shares	Price	Contractual Term	Value (in thousands)
Outstanding at February 2, 2007	—	$—	$—	$—
Granted	139,200	15.76	—	—
Exercised	(33,333)	13.05	—	—
Forfeited or Expired	(1,900)	23.04	—	—

Outstanding at December 31, 2007	103,967	16.50	—	—

Granted	9,527	15.42	—	—
Exercised	—	—	—	—
Forfeited or Expired	(5,800)	23.04	—	—

Outstanding at December 31, 2008	107,694	16.05	8.04	$—

Exercisable at December 31, 2008	51,179	$15.25	$7.85	$—

12. JV AGREEMENT AND MEMBERSHIP INTERESTS
Classes of Membership Interests
The Company has three classes of membership interests: Class A Membership Interests, Class B Membership Interests and Class C Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by the Company’s members. Except as provided by law, the holders of Class B Membership Interests and Class C Membership Interests do not have any right to vote.
Initial Capital Contributions
On the Closing Date, pursuant to the Contribution Agreement, Morgans and Morgans LLC were deemed to have contributed to the Company one-third of the equity, or approximately $57.5 million, to fund a portion of the purchase price for the Acquisition by virtue of the application of the escrow deposits under the Acquisition Agreements to the purchase price for the Acquisition and by virtue of the credit given for the expenses Morgans LLC incurred in connection with the Acquisition. Affiliates of DLJMB contributed to the Company two-thirds of the equity, or approximately $115 million, to fund the remaining amount of the equity contribution for the Acquisition. In consideration for these contributions, the Company issued Class A Membership Interests and Class B Membership Interests to the affiliates of DLJMB, Morgans and Morgans LLC.
Additional Capital Contributions
For the year ended December 31, 2008 and from the period February 2, 2007 through December 31, 2007, the DLJMB Parties and the Morgans Parties funded approximately $364.2 million and $72.7 million and $23.1 million and $11.6 million, respectively, through issuances of letters of credit or contributions of cash to the Company. Subsequent to December 31, 2008, the DLJMB Parties and the Morgans Parties have funded approximately $20.9 million and $0.0 million, respectively, through the issuances of letter of credit or contributions of cash to the Company.
Distribution of Cash Available for Distribution
To the extent not prohibited by the terms of any financing agreement or applicable law, our board of directors may cause us to distribute cash available for distribution to our members. Under the JV Agreement, the DLJMB Parties receive a preferred return of capital in an amount based on a percentage of the fees paid by us to Morgans Management under the Management Agreement (described above). Cash available for distribution is then distributed among the members pro rata in proportion to their percentage interests (as adjusted to disregard the effect of any prior adjustments to the percentage interests made as a result of the posting of letters of credit). If at such time the DLJMB Parties have received a return of all of their capital contributions, then the cash available for distribution will be distributed to the Morgans Parties until they have received a return of all of their diluted capital contributions (as calculated under the JV Agreement). Then, cash available for distribution is distributed among the members pro rata in proportion to the adjusted percentage interests until the Morgans Parties have received a return of all of their capital contributions. Thereafter, all remaining amounts will be distributed between the Morgans Parties, the DLJMB Parties and Class C Members pro rata in proportion to their profits percentage interests as of the date of such distribution.

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

13. SUBSEQUENT EVENTS
On September 10, 2008, the board of directors of the Company adopted the Company’s 2008 Profits Interest Award Plan. The purpose of the Plan is to provide eligible officers and employees with an opportunity to participate in the Company’s future by granting them profits interest awards in the form of Class C Units of the Company so as to enhance the Company’s ability to attract and retain individuals of exceptional talent. The Class C Units are membership interests in the Company whose terms are governed by the JV Agreement, the Plan and an individual profits interest Award Agreement. The maximum aggregate number of Class C Units available for issuance under the Plan is 1,000,000 units.
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units which includes an aggregate award of 300,000 Class C Units to Mr. Kwasniewski and 60,000 Class C Units to Mr. Boswell. Each grantee’s award consists of the following three vesting components which are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the date of grant and continuing through December 31, 2010; (ii) a performance-based vesting award that vests based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock Hotel & Casino in Las Vegas, Nevada in accordance with the development budget approved by the Board. If a “Sale of the Company” (as defined in the Plan) occurs prior to December 31, 2010 and the grantee remains employed with the Company until the closing of the Sale of the Company, 100% of the remaining outstanding unvested Class C Units covered by the award will vest immediately prior to the closing. Vesting is also accelerated if the grantee’s employment with the Company without Cause (as defined in the grantee’s Award Agreement) or by the grantee for Good Reason (as defined in the grantee’s Award Agreement). Awards of Class C Units will be forfeited to the extent that the award is not vested as of the date of a termination of the grantee’s employment or to the extent that the award fails to satisfy the performance or milestone targets set forth in the Award Agreement. With respect to awards held by grantees other than Mr. Kwasniewski, the entire award, whether vested or unvested, will be forfeited upon a termination of the grantee’s employment for “Cause” (as defined in their Award Agreement). Mr. Kwasniewski’s Award Agreements provide that his vested Class C Units are generally only subject to forfeiture upon breach of his non-competition covenant. The Award Agreements include a number of restrictions permitted under the Plan, including without limitation the following: The Company will have a right to repurchase any or all vested Class C Units from the holder within a specified period of time following the holder’s termination of employment or December 31, 2010, if later. The repurchase price per unit is determined pursuant to a methodology set forth in the Award Agreement that is intended to approximate the fair market value of a Class C Unit as of the date on which the repurchase right arises.
14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Total revenues	$28,813	$45,823	$49,089	$40,620
Loss before income tax benefit	(225,480)	(22,071)	(12,757)	(22,578)
Net loss	(224,895)	(22,071)	(12,757)	(22,578)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007(1)
Total revenues	$36,175	$53,366	$54,780	$42,132
(Loss) income before income tax benefit	(29,448)	(14,968)	(13,238)	(17,692)
Net income (loss)	(29,448)	(14,968)	(13,238)	(13,893)

(1)	In order to present quarterly information for the quarter ended March 31, 2007, the Company has combined the Predecessor’s results for the period from January 1, 2007 to February 1, 2007 with the results of operations of the Company for the period from February 2, 2007 to March 31, 2007.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

21.1	Subsidiaries of the Registrant

31.1	Certification of Hard Rock Hotel, Inc’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Hard Rock Hotel, Inc’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1
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