Form 10-Q
period 2009-03-31
Hard Rock Hotel Holdings, LLC
filed 2009-05-06
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52992

Hard Rock Hotel Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1782658 (I.R.S. employer identification no.)

4455 Paradise Road, Las Vegas, NV (Address of principal executive office)	89169 (Zip Code)
(702) 693-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act ”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued downturns in economic and market conditions, particularly levels of spending in the hotel, resort and casino industry; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters, such as earthquakes and floods; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
References in this report to “Company,” “we,” “our,” or “us” refer to Hard Rock Hotel Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Mar 31, 2009	Dec 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,308	$10,148
Accounts receivable, net	14,312	12,576
Inventories	2,903	2,950
Prepaid expenses and other current assets	3,667	2,986
Asset held for sale	95,160	95,160
Related party receivable	65	278
Restricted cash	204,111	178,739

Total current assets	330,526	302,837
Property and equipment, net of accumulated depreciation and amortization	887,690	784,127
Intangible assets, net	52,459	53,847
Deferred financing costs, net	16,684	22,037
Interest rate caps, at fair value	4	106

TOTAL ASSETS	$1,287,363	$1,162,954

LIABILITIES AND MEMBERS’ DEFICIENCY
Current liabilities:
Accounts payable	$6,911	$6,291
Construction related payables	73,394	59,898
Related party payables	4,576	3,401
Accrued expenses	12,811	10,286
Interest payable	3,936	3,926
Current portion of long-term debt	50,000	50,000

Total current liabilities	151,628	133,802
Deferred tax liability	56,853	56,853
Long-term debt	1,157,024	1,033,813

Total long-term liabilities	1,213,877	1,090,666

Total liabilities	1,365,505	1,224,468

Commitments and Contingencies (see Note 5)
Members’ deficiency:
Paid-in capital	314,299	306,596
Accumulated other comprehensive loss	(14,853)	(17,194)
Accumulated deficit	(377,588)	(350,916)

Total members’ deficiency	(78,142)	(61,514)

TOTAL LIABILITIES AND MEMBERS’ DEFICIENCY	$1,287,363	$1,162,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Quarter Ended
	Mar 31, 2009	Mar 31, 2008
Revenues:
Casino	$12,311	$13,677
Lodging	7,039	10,157
Food and beverage	12,207	15,998
Retail	1,083	1,376
Other income	2,277	4,172

Gross revenues	34,917	45,380
Less: promotional allowances	(4,932)	(4,760)

Net revenues	29,985	40,620

Costs and expenses:
Casino	10,184	9,047
Lodging	1,339	2,285
Food and beverage	7,467	9,382
Retail	528	671
Other	1,825	3,526
Marketing	1,183	1,114
Management fee—related party	1,179	1,766
General and administrative	6,352	9,310
Depreciation and amortization	5,497	5,042
Loss on disposal of assets	(3)	5
Pre-opening	1,410	1,350

Total costs and expenses	36,961	43,498

Loss From Operations	(6,976)	(2,878)

Other income (expense):
Interest income	255	150
Interest expense, net of capitalized interest	(19,952)	(19,850)

Other expenses, net	(19,697)	(19,700)

Net loss	(26,673)	(22,578)
Other comprehensive loss:
Unrealized income (loss) on cash flow hedges, net of tax	2,341	(2)

Comprehensive loss	$(24,332)	$(22,580)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(26,673)	$(22,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,109	3,245
Provision for losses on accounts receivable	159	(32)
Amortization of loan fees and costs	5,398	3,923
Amortization of intangibles	1,388	1,797
Change in value of interest rate caps net of premium amortization included in net loss	2,443	9
(Gain) loss on sale of assets	(3)	5
(Increase) decrease in assets:
Accounts receivable	(1,895)	(3,010)
Inventories	47	(221)
Prepaid expenses	(681)	(7)
Related party receivable	213	(31)
Increase (decrease) in liabilities:
Accounts payable	620	1,433
Related party payable	1,175	1,246
Accrued interest payable	10	(967)
Other accrued liabilities	2,525	2,066

Net cash used in operating activities	(11,165)	(13,122)

Cash flow from investing activities:
Purchases of property and equipment	(94,172)	(23,836)
Restricted cash	(25,372)	2,824

Net cash used in investing activities	(119,544)	(21,012)

Cash flows from financing activities:
Net proceeds from borrowings	123,211	24,884
Capital investment	7,703	11,407
Financing costs on debt	(45)	(316)

Net cash provided by financing activities	130,869	35,975

Net increase in cash and cash equivalents	160	1,841
Cash and cash equivalents, beginning of period	10,148	14,157

Cash and cash equivalents, end of period	$10,308	$15,997

Supplemental cash flow information:
Cash paid during the period for interest	$16,196	$16,587

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest	$4,095	$670

Changes in construction payables	$2,271	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
Basis Of Presentation and Nature of Business
Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI” or the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Predecessor owned the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock” ). DLJMB HRH VoteCo, LLC, DLJ MB IV HRH, LLC and DLJ Merchant Banking Partners IV, L.P., each of which is a member of the Company and an affiliate of DLJMBP, are referred to collectively as the “DLJMB Parties” and Morgans and its affiliate Morgans Group LLC, each of which is also a member of the Company, are referred to collectively as the “Morgans Parties.”
The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the quarter ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Prior to March 1, 2008, Golden HRC, LLC was the third-party operator of all gaming operations at the Hard Rock. The Company did not own any interest in Golden HRC, LLC. However, the Company determined that Golden HRC, LLC was a variable interest entity and that the Company was the primary beneficiary of the gaming operations because the Company was ultimately responsible for a majority of the gaming operations’ losses and was entitled to a majority of the gaming operations’ residual returns. Pursuant to FIN 46R, the Company consolidated the gaming operations in the Company’s financial statements. On March 1, 2008, the Company assumed the gaming operations at the Hard Rock as it had satisfied the conditions necessary to obtain its gaming license and Golden HRC, LLC ceased to operate the gaming facilities.
The Company’s operations are conducted in the destination resort segment, which includes casino, lodging, food and beverage, retail and other related operations. Because of the integrated nature of these operations, the Company is considered to have one operating segment.
Revenues and Complimentaries
Casino revenues are derived from patrons wagering on table games, slot machines, sporting events and races. Table games generally include Blackjack or Twenty-One, Craps, Baccarat and Roulette. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. Casino revenue is recognized at the end of each gaming day.
Lodging revenues are derived from rooms and suites rented to guests and include related revenues for telephones, movies, etc. Room revenue is recognized at the time the room or service is provided to the guest.

Food and beverage revenues are derived from sales in the food and beverage outlets located at the Hard Rock, including restaurants, room service, banquets and a nightclub. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.
Retail and other revenues include retail sales, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed and other miscellaneous income at the Hard Rock. Retail and other revenues are recognized at the point in time the retail sale occurs or when services are provided to the guest.
Revenues in the accompanying statements of operations include the retail value of rooms, food and beverage and other complimentaries provided to guests without charge that are then subtracted as promotional allowances to arrive at net revenues. The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows (in thousands):

	Quarter Ended
	March 31, 2009	March 31, 2008
Food and beverage	$1,961	$1,532
Lodging	656	416
Other	216	227

Total costs allocated to casino operating costs	$2,833	$2,175

Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products ) (“EITF 01-9”). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the quarters ended March 31, 2009 and March 31, 2008, the amount of such sales incentives awarded was $14,600 and $10,100, respectively.
Recently Issued And Adopted Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R had no material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 had no material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requirs enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS No. 161 had no material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no material impact on the Company’s consolidated financial statements.
Derivative Instruments and Hedging Activities
SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on its balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The Company’s objective in using derivative instruments is to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31, 2009, the Company used interest rate caps to hedge the variable cash flows associated with its existing variable-rate debt.
In connection with satisfying the conditions to draw on the construction loan provided under the Company’s CMBS facility (as defined below) on May 30, 2008, the Company purchased five interest rate cap agreements with an aggregate notional amount of $871.0 million and a London Interbank Offered Rate (“LIBOR”) cap of 2.5%. The aggregate notional amount accretes to $1.383 billion over the life of the interest rate cap based on the draw schedule for the construction loan. The Company purchased the new interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through cash contributions made by the DLJMB Parties. The Company determined that all five of the interest rate caps qualify for hedge accounting and, therefore, are designated as cash flow hedges.
On August 1, 2008, certain subsidiaries of the Company completed an intercompany land purchase and a related financing with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. In connection with the land acquisition financing, the Company purchased an interest rate cap agreement with an aggregate notional amount of $50.0 million and a LIBOR cap of 2.5%. The Company purchased the new interest rate cap agreement for an amount equal to $244,980, which was funded through cash contributions made by the DLJMB Parties. The Company determined that the interest rate cap does not qualify for hedge accounting.

On September 22, 2008, the Company amended the accretive interest rate cap agreement to adjust its notional amount upward in order to meet a lender-required cap on future debt. In addition, the Company determined that the amended interest rate cap qualifies for hedge accounting and, therefore, is designated as a cash flow hedge.
As of March 31, 2009, the Company held six interest rate caps as follows (dollar amounts in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate
$410,000 (1)	Interest Cap	February 9, 2010	2.50%
$607,879 (1)	Accreting Interest Cap	February 9, 2010	2.50%
$200,000 (1)	Interest Cap	February 9, 2010	2.50%
$100,000 (1)	Interest Cap	February 9, 2010	2.50%
$ 65,000 (1)	Interest Cap	February 9, 2010	2.50%
$ 50,000 (2)	Interest Cap	August 9, 2009	2.50%

(1)	The Company has determined that the derivative qualifies for hedge accounting.

(2)	The Company has determined that the derivative does not qualify for hedge accounting.
Five of the derivative instruments have been designated as hedges according to SFAS No. 133 and, accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income in the Company’s consolidated financial statements.
For the quarter ended March 31, 2009 and the year ended December 31, 2008, the total fair value of derivative instruments was $4,000 and $106,000, respectively. The change in fair value included in comprehensive income for the quarter ended March 31, 2009 and the quarter ended March 31, 2008 was $2.3 million and $2,000, net of premium amortization, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the quarter ended March 31, 2009 and the quarter ended March 31 2008, the Company expensed $2.4 million and $9,400 to interest expense attributable to the derivatives not designated as hedges according to SFAS No. 133, respectively.
CMBS Facility
In connection with the Company’s acquisition of the Hard Rock, certain subsidiaries of the Company entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS facility”). The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of March 31, 2009, the Company had drawn $492.0 million from the construction loan. The Company anticipates drawing additional amounts from the construction loan as needed. The Company is currently on time to complete the expansion project as scheduled and within the parameters of the original budget.
The CMBS facility incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the subordinated junior, junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., failure to achieve substantial completion of the expansion project in a timely manner and extension of the term of the CMBS facility).
The loan agreements governing the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of Company’s real property and removal of any material article of furniture, fixture or equipment from its real property. The Company has evaluated these requirements and determined it was in compliance, as set forth within the applicable loan documents, as of March 31, 2009.

Fair Value Measurements
SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied SFAS 157 to recognize the liability related to its derivative instruments at fair value to consider the changes in the creditworthiness of the Company and its counterparties in determining any credit valuation adjustments.
Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative instrument. This analysis reflects the contractual terms of the derivative instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2009, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $4,200.
Although the Company has determined that the majority of the inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its lenders. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its long-term debt and has determined that the credit valuation adjustments are not significant to the overall valuation of its long-term debt. As a result, the Company has determined that its long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2009 the total fair value of the Company’s long-term debt valued under SFAS No. 157 does not materially differ from its carrying value of approximately $1.2 billion.

The Company’s asset held for sale represents an approximately 10 acre parcel of adjacent land, which is stated at the lower of the carrying amount or fair value less projected closing costs. As of March 31, 2009, the net carrying value of the asset held for sale was $95.2 million, of which $100.0 million was recorded at fair value less projected closing costs of $4.8 million. As of December 31, 2008, the net carrying value of the asset held for sale was $95.2 million. Fair value was determined based upon the acquisition price of the land less projected closing costs. During the fourth quarter of 2008, an appraisal of the land was performed by a Nevada certified general real estate appraiser and the valuation of the land did not significantly differ from the carrying value of the land. As a result, the Company’s asset held for sale was classified within Level 2 of the fair value hierarchy pursuant to SFAS No. 157. No significant events occurred during the quarter ended March 31, 2009 that would indicate impairment exists.
2. INVENTORIES
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Retail merchandise	$1,429	$1,211
Restaurants and bars	1,380	1,653
Other inventory and operating supplies	94	86

Total inventories	$2,903	$2,950

3. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$364,810	$364,810
Buildings and improvements	128,592	115,558
Furniture, fixtures and equipment	43,296	36,161
Memorabilia	4,155	4,118

Subtotal	540,853	520,647
Less accumulated depreciation and amortization	(31,181)	(27,072)
Construction in process	378,018	290,552

Total property and equipment, net	$887,690	$784,127

Depreciation and amortization relating to property and equipment was $4.1 million and $3.2 million for the quarters ended March 31, 2009 and March 31, 2008, respectively. Capitalized interest included in construction in process was $4.1 million and $0.7 million for the quarters ended March 31, 2009 and March 31, 2008, respectively.
4. AGREEMENTS WITH RELATED PARTIES
Management Agreement
Engagement of Morgans Management. The Company’s subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC, have entered into an Amended and Restated Property Management Agreement, dated as of May 30, 2008 (the “Management Agreement”), with Morgans Hotel Group Management LLC (“Morgans Management”), pursuant to which the Company has engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities) and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).
Term; Termination Fee. The Management Agreement originally commenced on February 2, 2007 and expires after a 20-year initial term. This term may be extended at the Company’s election for two additional 10-year periods. The Management Agreement provides certain termination rights for the Company and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the hotel at the Hard Rock.

Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10% of the “Hotel EBITDA” (as defined in the Management Agreement) in excess of certain threshold amounts, which increase for each subsequent calendar year. Following completion of the expansion and renovation project at the Hard Rock, the amount of such annual incentive fee will be equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion project). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion project), excluding an annual consulting fee payable to DLJMB HRH VoteCo, LLC under the JV Agreement (as defined below). Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.
The Company accrued or paid a base management fee of $0.7 million and $1.3 million and a gaming facilities support fee of $0.2 million and $0.0 million to Morgans Management and accrued or reimbursed it for $0.3 million and $0.5 million of chain services expenses for the quarters ended March 31, 2009 and 2008, respectively. No gaming facilities support fee was owed in the quarter ended March 31, 2008 because the fee was implemented in an amendment to the Management Agreement entered into in May 2008 following the Company’s assumption of the operation of gaming facilities at the Hard Rock in March 2008.
Joint Venture Agreement Consulting Fee
Under the Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of May 30, 2008 (as amended, the “JV Agreement”), subject to certain conditions, the Company is required to pay DLJMB HRH VoteCo, LLC (or its designee) a consulting fee of $250,000 each quarter in advance. In the event the Company is not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by its board of directors), then the payment of such fee will be deferred until such time as it may be permitted under the applicable agreement.
Technical Services Agreement
On February 2, 2007, a subsidiary of the Company, HRHH Hotel/Casino, LLC, entered into a Technical Services Agreement with Morgans Management, pursuant to which the Company engaged Morgans Management to provide technical services for the expansion project at the Hard Rock prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarters ended March 31, 2009 and 2008, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.1 million and $0.1 million, respectively, under the Technical Services Agreement.
CMBS Facility
In November 2007, certain of the Company’s subsidiaries restructured the outstanding debt under the CMBS facility. In connection with this restructuring, the CMBS facility was split into debt secured directly by the assets owned by the mortgage borrowers and senior, junior and subordinated junior mezzanine debt secured by pledges of equity interests in the mortgage borrowers and certain of the Company’s other subsidiaries. The chairman of Morgans’ board of directors and a former director of the Company is currently the president, chief executive officer and an equity holder of NorthStar Realty Finance Corp. (“NorthStar”), a subsidiary of which is the lender for the junior mezzanine debt under the CMBS facility.

Intercompany Land Acquisition Financing
On August 1, 2008, in connection with an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock, a subsidiary of the Company, HRHH Development Transferee, LLC, entered into a $50.0 million land acquisition financing under which a subsidiary of Northstar is a participant lender. Under the financing, interest will accrue at an annual rate equal to the 30-day LIBOR, plus a blended spread of 15.9%. An amendment to the applicable loan agreement increased the blended spread from 15.9% to 17.9%. At any time and from time to time, the lender may increase the blended spread up to a maximum interest rate specified in the related loan documents. The loan agreement governing the land acquisition financing contains customary covenants for financing transactions of this type. HRHH Development Transferee, LLC’s obligations under the land acquisition loan are secured by a first mortgage lien on the approximately 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Development Transferee, LLC. The land acquisition loan is also assumable by certain third party purchasers of a portion of the approximately 11 acres from HRHH Development Transferee, LLC, which assumption is conditioned upon the provision by HRHH Development Transferee, LLC of certain additional collateral support for the loan. All outstanding amounts owed under the land acquisition loan become due and payable no later than the maturity date of August 9, 2009, subject to two six-month extension options, and are subject to acceleration upon the occurrence of events of default which the Company considers usual and customary for an agreement of this type, including failure to make payments under the applicable loan agreement, nonperformance of covenants and obligations or insolvency or bankruptcy (as defined in the such loan agreement).
5. COMMITMENTS AND CONTINGENCIES
Casino Sublease
Prior to March 1, 2008, gaming operations at the Hard Rock were operated by Golden HRC, LLC pursuant to a definitive Casino Sublease. During the initial term of the Casino Sublease, Golden HRC, LLC withheld $275,000 per month from the revenue arising from gaming operations at the Hard Rock. This sum was paid to Golden Gaming, Inc. or its designee for the general management services it provided to Golden HRC, LLC. In addition, the Company paid a fee of $225,000 to Golden Gaming, Inc. to extend the term of the Casino Sublease from February 2 to February 29, 2008. On January 24, 2008, the Company received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock and, on March 1, 2008, the Company assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Golden HRC, LLC withheld and paid to Golden Gaming, Inc. $0.0 million and $0.8 million during the quarters ended March 31, 2009 and March 31, 2008, respectively.
Cafe Lease
The Company is party to a lease with the operator of the Hard Rock Cafe located near the Hard Rock, pursuant to which the Company is entitled to (i) minimum ground rent in an amount equal to $15,000 per month and (ii) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. The current term of the lease expires on June 30, 2010. Under the lease, the operator has two five-year options to extend the lease, so long as it is not in default at the time of the extension.
Employment Agreement
Andrew A. Kwasniewski, HRHI’s President and Chief Operating Officer, has entered into an offer letter with Morgans Management. Under the terms of his offer letter, if Morgans Management terminates Mr. Kwasniewski’s employment without cause (as defined in his offer letter), he will be entitled to receive one year’s base salary and a pro-rated bonus. The amount of his pro-rated bonus would be equal to the number of months he worked during the year prior to his termination, multiplied by the monthly equivalent of the actual bonus he received for the prior year, with a minimum payment of one-half of his prior year’s bonus.

Construction Commitments
Hard Rock Expansion Project. The expansion project at the Hard Rock is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. At the end of the third quarter of 2008, the Company completed renovations to the existing property, which included upgrades to existing suites, restaurants and bars, retail shops, and common areas and a new ultra lounge and poker room. The Company expects the expansion project to be complete by late 2009. The Company is currently on time to complete the expansion project as scheduled and within the parameters of the original budget. The project is being funded from the Company’s existing debt funding under the CMBS facility and, if necessary, capital contributions from the DLJMB Parties.
On February 22, 2008, the Company entered into a construction management and general contractor’s agreement with M.J. Dean Corporation Inc. (“MJ Dean”). The agreement sets forth the terms and conditions pursuant to which MJ Dean will construct the expansion project. The agreement provides that the project will be broken into multiple phases and that the parties will negotiate multiple guaranteed maximum price work authorizations for each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a specific phase, the Company may, at its option, (a) require MJ Dean to construct the subject phase on a cost-plus basis, (b) agree to alternative arrangements with MJ Dean or (c) terminate the agreement. As of March 31, 2009, the Company had delivered work authorization orders to MJ Dean for an aggregate of $567.4 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
The Company has entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project at the Hard Rock. The agreement includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $19.2 million of work.
As of March 31, 2009, the Company had signed construction commitments for an aggregate of approximately $633.9 million, which consists of commitments to MJ Dean and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of March 31, 2009, the Company had incurred approximately $306.5 million in project costs under its construction commitments and had $327.4 million remaining commitments outstanding.
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

Legal and Regulatory Proceedings
Between March 2006 and February 2007, four lawsuits were filed in Nevada state courts and one in federal district court in Nevada by brokers, investors and prospective purchasers associated with the formerly proposed condominium development on the real property adjacent to the Hard Rock. Of the five lawsuits, one names the Company as a defendant and four name subsidiaries of the Company as defendants. The plaintiffs in the lawsuit brought by the prospective purchasers decided to dismiss their action (without prejudice) after the Company successfully compelled them to participate in an arbitration, and the parties have reached settlements in the two lawsuits brought by brokers. Trial in the two lawsuits brought by investors is currently scheduled for May 2009. The allegations in the two remaining lawsuits are primarily, though not entirely, directed toward Mr. Morton and entities under his ownership or control, not the Company or its affiliates. Mr. Morton has agreed to indemnify the Company and its affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against the Company or its affiliates, under the terms set forth in the contract under which the Company acquired the Hard Rock and related assets.
On August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a lawsuit, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.), which is pending in the United States District Court for the District of Nevada. Plaintiff asserts claims for trademark infringement, unfair competition, breach of contract and unjust enrichment, all of which relate to the Company’s use of the REHAB RX trademarks. The named defendants in the lawsuit have filed an answer to this action and asserted counterclaims against plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of Plaintiff’s federal registrations for the trademark REHAB. On November 11, 2008, plaintiff filed a motion for preliminary injunction based on his trademark infringement claims. On April 21, 2009, plaintiff’s motion for preliminary injunction on his trademark infringement claim was denied on the grounds that plaintiff failed to demonstrate a sufficient likelihood of success on the merits. The case is currently in discovery. No trial date has been set. Management does not believe that the outcome of any such litigation will have a material adverse effect on the Company’s business or results of operations.
The Company is a defendant in various other lawsuits relating to routine matters incidental to its business.
Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2009.
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

6. JV AGREEMENT AND MEMBERSHIP INTERESTS
On September 10, 2008, the board of directors of the Company adopted the Company’s 2008 Profits Interest Award Plan (the “Plan”). The purpose of the Plan is to provide eligible officers and employees with an opportunity to participate in the Company’s future by granting them profits interest awards in the form of Class C Units of the Company so as to enhance the Company’s ability to attract and retain certain valuable individuals. The Class C Units are membership interests in the Company whose terms are governed by the JV Agreement, the Plan and an individual profits interest Award Agreement. The maximum aggregate number of Class C Units available for issuance under the Plan is one million units.
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units which includes an aggregate award of 300,000 Class C Units to Mr. Kwasniewski and 60,000 Class C Units to Arnold D. Boswell. Each grantee’s award consists of the following three vesting components, which are equally spread and are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the grant date and continuing through December 31, 2010; (ii) a performance-based vesting award that vests based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by its board of directors.
If a “Sale of the Company” (as defined in the Plan) occurs prior to December 31, 2010 and the grantee remains employed with the Company until the closing of the Sale of the Company, 100% of the remaining outstanding unvested Class C Units covered by the award will vest immediately prior to the closing. Vesting is also accelerated if the grantee’s employment with the Company is terminated without cause (as defined in the grantee’s Award Agreement) or by the grantee for good reason (as defined in the grantee’s Award Agreement). Awards of Class C Units will be forfeited to the extent that the award is not vested as of the date of a termination of the grantee’s employment or to the extent that the award fails to satisfy the performance or milestone targets set forth in the Award Agreement. With respect to awards held by grantees other than Mr. Kwasniewski, the entire award, whether vested or unvested, will be forfeited upon a termination of the grantee’s employment for cause (as defined in his or her Award Agreement). Mr. Kwasniewski’s Award Agreement provides that his vested Class C Units are generally only subject to forfeiture upon breach of his non-competition covenant. The Award Agreements include a number of restrictions permitted under the Plan, including, without limitation, that the Company will have a right to repurchase any or all vested Class C Units from the holder within a specified period of time following the holder’s termination of employment or December 31, 2010, if later. The repurchase price per unit is determined pursuant to a methodology set forth in the Award Agreement that is intended to approximate the fair market value of a Class C Unit as of the date on which the repurchase right arises.
The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment. The Class C Units granted during January 2009 are equity classified awards and have a grant date fair value of zero. Accordingly, no compensation expense has been recorded related to these Class C Units.
7. CAPITAL CONTRIBUTIONS BY MEMBERS
During the quarter ended March 31, 2009, the DLJMB Parties contributed $7.7 million in cash and posted $16.6 million in letters of credit and the Morgans Parties did not contribute any cash or post any letters of credit to the Company. For the period from the closing of the acquisition of the Hard Rock on February 2, 2007 through March 31, 2009, the DLJMB Parties had contributed an aggregate of $252.5 million in cash and had posted an aggregate of $135.9 million in letters of credit and the Morgans Parties had contributed an aggregate of $61.7 million in cash and had posted an aggregate of $11.1 million in letters of credit to the Company. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project.
8. SUBSEQUENT EVENTS
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of certain factors, including but not limited to, those factors set forth in the section entitled “Forward-Looking Statements” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
We own and operate the Hard Rock, which we believe is a premier destination entertainment resort with a rock music theme. The Hard Rock consists of, among other amenities, an 11-story hotel tower with 642 stylishly furnished hotel rooms, an approximately 30,000 square-foot uniquely styled circular casino, a retail store, a jewelry store, a lingerie store, a nightclub, a banquet facility, a concert hall, a beach club, quality restaurants, cocktail lounges and a spa. We believe that we have successfully differentiated the Hard Rock in the Las Vegas hotel, resort and casino market by targeting a predominantly youthful and “hip” customer base, which consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry.
Substantially all of our current business is comprised of our operations at the Hard Rock. For the quarter ended March 31, 2009, our gross revenues were derived 35% from gaming operations, 35% from food and beverage operations, 20% from lodging and 10% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion project is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. In 2008, we completed renovations to the existing property that commenced during 2007 and which included upgrades to existing suites, restaurants and bars, retail shops, common areas and a new ultra lounge and poker room. We expect to complete the expansion project by late 2009 and have currently budgeted approximately $750.0 million for its completion. We are currently on pace to complete the expansion as scheduled and within the parameters of the original budget. Because of the substantial costs we expect to incur during the expansion project, our financial condition, results of operation and liquidity for periods during the expansion project are not expected to be comparable to our financial condition, results of operation and liquidity for periods before or after completion of the expansion project.
Due to a number of factors affecting consumers, including a slowdown in global economies, contracting credit markets, reduced consumer spending and new national political leadership, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Automobile traffic into Las Vegas and air travel into McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that we will continue to experience lower hotel occupancy rates and casino volumes as compared to that of prior periods. Changes in discretionary consumer spending in the markets where we operate resulting from the slowdown in economies globally, continued disruptions in the world financial and credit markets may result in fewer customers visiting and/or customers spending less at our property, which will adversely impact our revenues and the availability and cost of credit. The current situation in the world credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our future growth and operations. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As a result, customer demand for the luxury amenities and leisure activities that we offer may be depressed or decline for an extended period.

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
Prior to satisfying the conditions to obtaining the approvals necessary to operate the gaming facilities, we were prohibited from receiving any revenues from the gaming operations at the Hard Rock. As a result, the gaming operating at the Hard Rock were operated by a licensed third party, Golden HRC, LLC (the “ Casino Operator ”), pursuant to a definitive Casino Sublease. The Casino Sublease provided for base rent equal to $1.725 million per month. In addition to the base rent, the Casino Operator was required to pay for certain rent-related costs. During the initial term of the Casino Sublease, ending February 2, 2008, the Casino Operator withheld $275,000 per month from the revenue arising from gaming operations at the Hard Rock. On January 24, 2008, our subsidiary received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock and, on March 1, 2008, our subsidiary assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated.
We evaluate our variable interests in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“ FIN 46R ”), to determine if they are variable interests in variable interest entities. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The gaming operations at the Hard Rock were operated by the Casino Operator, which purchased the gaming assets located at the casino with a Gaming Asset Note in an amount equal to approximately $6.8 million. In addition, where and to the extent that the monthly “Casino EBITDAR” (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as became due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Upon termination of the Casino Sublease, the Casino Operator relinquished all of the gaming assets located at the casino to us and, in return, we forgave the remaining balance on the Gaming Asset Note. At the time of termination, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the gaming operations’ losses and were entitled to a majority of the gaming operations’ residual returns. As a result, we consolidated the gaming operations conducted by the Casino Operator into our financial statements.

As is customary for companies in the gaming industry, we present average occupancy rate and average daily rate for the Hard Rock to include rooms provided on a complimentary basis. Operators of hotels in the non-gaming lodging industry generally do not follow this practice, and instead present average occupancy rate and average daily rate net of rooms provided on a complimentary basis. We calculate (i) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (ii) average occupancy rate by dividing total rooms occupied by total number of rooms available. We account for lodging revenue on a daily basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to guests as an incentive to use the casino. Complimentary rooms reduce average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue we would otherwise receive. We do not separately account for the number of occupied rooms that are provided on a complimentary basis, and obtaining such information would require unreasonable effort and expense within the meaning of Rule 12b-21 under the Exchange Act.
The following are key gaming industry-specific measurements we use to evaluate casino revenues. “Table game drop,” “slot machine handle” and “race and sports book write” are used to identify the amount wagered by patrons for a casino table game, slot machine or racing events and sports games, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage,” “slot machine hold percentage” and “race and sports book hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons. Based on historical experience, in the normal course of business we expect table games hold percentage for any period to be within the range of 12% to 16%, slot machine hold percentage for any period to be within the range of four percent to seven percent and race and sports book hold percentage to be within the range of four percent to eight percent.

Results of Operations
The following table presents our consolidated operating results for the quarters ended March 31, 2009 and March 31, 2008 and the change in such data between the two periods.

	Quarter Ended	Quarter Ended
	Mar 31, 2009	Mar 31, 2008	Change ($)	Change (%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$12,311	$13,677	$(1,366)	-10.0%
Lodging	7,039	10,157	(3,118)	-30.7%
Food and beverage	12,207	15,998	(3,791)	-23.7%
Retail	1,083	1,376	(293)	-21.3%
Other	2,277	4,172	(1,895)	-45.4%

Gross revenues	34,917	45,380	(10,463)	-23.1%
Less: promotional allowances	(4,932)	(4,760)	(172)	-3.6%

Net revenues	29,985	40,620	(10,635)	-26.2%

COSTS AND EXPENSES:
Casino	10,184	9,047	(1,137)	-12.6%
Lodging	1,339	2,285	946	41.4%
Food and beverage	7,467	9,382	1,915	20.4%
Retail	528	671	143	21.3%
Other	1,825	3,526	1,701	48.2%
Marketing	1,183	1,114	(69)	-6.2%
Management fee—related party	1,179	1,766	587	33.2%
General and administrative	6,352	9,310	2,958	31.8%
Depreciation and amortization	5,497	5,042	(455)	-9.0%
Loss on disposal of assets	(3)	5	8	160.0%
Pre-opening	1,410	1,350	(60)	-4.5%

Total costs and expenses	36,961	43,498	6,537	15.0%

(LOSS) FROM OPERATIONS	(6,976)	(2,878)	(4,098)	-142.4%
Interest income	255	150	105	70.0%
Interest expense, net of capitalized interest	(19,952)	(19,850)	(102)	-0.5%

Net (loss)	(26,673)	(22,578)	(4,095)	-18.1%
Other Comprehensive Loss:
Unrealized loss on cash flow hedges, net of tax	2,341	(2)	2,343	117,150.0%

Comprehensive (loss)	$(24,332)	$(22,580)	$(1,752)	-7.8%

Results of Operations for the Quarter Ended March 31, 2009 Compared to Results of Operations for the Quarter Ended March 31, 2008
Net Revenues. Net revenues decreased 26.2% for the quarter ended March 31, 2009 to $30.0 million compared to $40.6 million for the quarter ended March 31, 2008. The $10.6 million decrease in net revenues was primarily due to a $3.1 million or 30.7% decrease in lodging revenue, a $3.8 million or 23.7% decrease in food and beverage revenue, a $1.9 million or 45.4% decrease in other revenue, a $1.3 million or 10% decrease in casino revenue, a $0.3 million or 21.3% decrease in retail revenue and a $0.2 million or 3.6% increase in promotional allowances related to items furnished to guests on a complimentary basis. Management believes these decreases are partially a result of decline in visitor volume into Las Vegas and parking convenience from the loss of the surface lots used in the expansion of the new Joint and meeting space.
Casino Revenues. The $1.3 million decrease in casino revenue was primarily due to a $0.6 million or 6.5% decrease in table games revenue, a $1.0 million or 24.8% decrease in slot revenue and a $0.1 million or 27.4% decrease in race and sports revenue. These decreases were slightly offset by $0.4 million in revenue from the Poker Lounge, which was not open during the quarter ended March 31, 2008. Table games revenues decreased $0.6 million from $9.1 million to $8.5 million. Table games drop increased $4.6 million to $65.9 million in the quarter ended March 31, 2009 from $61.3 million in the quarter ended March 31, 2008. Management believes that table games drop increased because of an increase in “hosted play” (i.e., players attracted to the our casino by casino hosts). Table games hold percentage decreased 200 basis points to 12.9% from 14.9%, which was within the expected range of 12% to 16%. The average number of table games in operations was reduced from 83 tables in 2008 to 81 tables in 2009. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $1,160 from $1,205, a decrease of $45 or 3.7%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended March 31, 2009 was 15.9% compared to 17.5% for the quarter ended March 31, 2008. Slot machine revenues decreased $1.0 million from $4.0 million to $3.0 million. Slot machine handle increased $1.4 million from $78.9 million to $80.3 million. Slot machine hold percentage decreased to 3.7% from 5.0%, which was slightly below the expected range of 4% to 7%. The average number of slot machines in operation increased to 532 from 502, an increase of 30 machines or 5.9%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day of $24.56 from $87.16 to $62.60 or 28.2%. Race and sports book revenue decreased $0.1 million due to an increase in race and sports book write and a decrease in hold percentage. The race and sports book write increased $0.4 million to $7.7 million in the quarter ended March 31, 2009 from $7.3 million in the quarter ended March 31, 2008. Race and sports book hold percentage decreased 2.7% to 5.9% from 8.6%, which was within the expected range of four percent to eight percent.
Lodging Revenues. The $3.1 million decrease in lodging revenues to $7.0 million was primarily due to a decrease in average daily rate to $142 from $184 and a decrease in hotel occupancy to 89.3% from 94.0%. Management believes these decreases are a result of poor economic conditions, a general softening of rates and management’s decision to strategically lower room prices to maximize occupancy levels and remain competitive within the Las Vegas market.
Food and Beverage Revenues. The $3.8 million decrease in food and beverage revenues was primarily due to a $1.8 million decrease in banquets, a $0.8 million decrease in Body English, a $0.7 million decrease in AJ’s Steakhouse food, a $0.5 million decrease in Ago food, a $0.3 million decrease in Center Bar, a $0.2 million decrease in Pink Taco food, a $0.2 million decrease in the Joint Bar and a $0.6 million decrease in Mr Lucky’s, Beach Club, Room Service, Service Bar and the Sports Deluxe Bar, which was not in operation during the quarter ended March 31, 2009 as a result of relocating the high-limit slot area to this space. AJ’s Steakhouse was closed in January 2009 to undergo renovations, prior to opening in April 2009 as Rare 120. The Joint Bar was closed during part of the quarter ended March 31, 2009 to accommodate work on the expansion project. These decreases were slightly offset by revenue primarily due to a $1.0 million increase in Wasted Space and $0.3 million in the Poker Lounge Bar. Each of Wasted Space and the Poker Lounge Bar opened subsequent to the quarter ended March 31, 2008. Management believes that the disruption to parking due to the construction of the expansion project has had a negative impact on patron visitation of the food and beverage outlets at the Hard Rock.

Retail Revenues. The $0.3 million decrease in retail revenue to $1.1 million, which management believes resulted from decreased customer volume as a result of poor economic conditions, continued general market decline in themed merchandise and the addition of other retail operations in Las Vegas.
Other Revenues. Other revenue decreased approximately $1.9 million primarily due to a $0.9 million decrease in entertainment revenue, a $0.2 million decrease in ATM commissions, a $0.2 million decrease in rent and a $0.5 million decrease in sundries, Love Jones, Rock Spa, Brannon Hair, Box Office and other miscellaneous revenue. Management believes the entertainment revenue decrease was a result of reduced patron volume due to closure of the Joint to accommodate work on the expansion project. The Hard Rock hosted five entertainment events in the quarter ended March 31, 2009 compared to 19 in the quarter ended March 31, 2008.
Promotional Allowances. Promotional allowances for the quarter ended March 31, 2009 increased $0.2 million or 3.6% from the quarter ended March 31, 2008. Promotional allowances for the quarter ended March 31, 2009 to 14.1% from 10.5% from the quarter ended March 31, 2008. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by the casino marketing staff.
Casino Expenses. Casino expenses for the quarter ended March 31, 2009 increased $1.2 million or 12.6% to $10.2 million from $9.0 million from the quarter ended March 31, 2008. The increase was primarily due to a $0.6 million increase in customer discounts, a $0.2 million increase in bad debt expense, a $0.2 million increase in reimbursed customer travel and a $0.2 million increase in other services. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectibility of such receivables. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Management believes bad debt is increasing due to a number of factors affecting consumers, including a slowdown in global economies and contracting credit markets.
Lodging Expenses. Lodging costs and expenses for the quarter ended March 31, 2009 decreased 41.4% or $0.9 million to $1.3 million from the quarter ended March 31, 2008. Lodging expenses in relation to lodging revenues for the quarter ended March 31, 2009 decreased to 19.0% from 22.5% for the quarter ended March 31, 2008 primarily due to a $0.2 million decrease in labor and related expenses, a $0.2 million decrease in contract maintenance, a $0.1 million decrease in credit card fees, a $0.1 million decrease in laundry and a $0.3 million decrease in other miscellaneous operating supplies. Management believes these decreases are a result of a 4.7% decline in occupancy levels.
Food and Beverage Costs And Expenses. Food and beverage costs and expenses for the quarter ended March 31, 2009 decreased by 20.4% or $1.9 million from the quarter ended March 31, 2008. Food and beverage costs and expenses in relation to food and beverage revenues for the quarter ended March 31, 2009 increased to 61.2% from 58.6% in the quarter ended March 31, 2008 primarily due to decreases in food and beverage revenues of 23.7% to $12.2 million from $16.0 million. Management believes these revenue decreases were primarily derived from the closing of food and beverage outlets at the Hard Rock to accommodate work on our expansion project. The $1.9 million decrease in expenses was primarily due to a $1.1 million decrease in cost of sales due to reduced revenues, a $0.1 million decrease in payroll and related expenses, a $0.1 million decrease in professional services for disc jockeys and special events, a $0.1 million decrease in laundry and a $0.5 million decrease in other operating supplies and expenses. Management believes that the disruption to parking due to the construction of the expansion project has had a negative impact on patron visitation of the food and beverage outlets at the Hard Rock.
Retail Costs and Expenses. Retail costs and expenses for the quarter ended March 31, 2009 decreased 21.3% or $0.1 million from the quarter ended March 31, 2008. Retail costs and expenses in relation to retail revenues remained flat at 48.8% due to improved controls and a more focused buying effort.
Other Costs and Expenses. Other costs and expenses for the quarter ended March 31, 2009 decreased 48.2% or $1.7 million from the quarter ended March 31, 2008. Other costs and expenses in relation to other income for the quarter ended March 31, 2009 decreased to 80.1% from 84.5% for the quarter ended March 31, 2008. Concert and event costs for the quarter ended March 31, 2009 decreased $1.1 million over the quarter ended March 31, 2008 primarily due to hosting 14 fewer concerts and events at the Hard Rock. Payroll and related expenses decreased $0.3 million, equipment rental decreased $0.1 million and other operating supplies decreased $0.2 million between the periods.

Marketing, General and Administrative. Marketing, general and administrative expenses for the quarter ended March 31, 2009 decreased 27.7% or $2.9 million from the quarter ended March 31, 2008. Marketing, general and administrative expenses in relation to gross revenues for the quarter ended March 31, 2009 decreased to 21.6% from 23.0% for the quarter ended March 31, 2008. The $2.9 million decrease in these expenses was primarily due to a $1.1 million decrease in legal and professional services associated with our registration as a public company and our ongoing public filing requirements, a $0.6 million decrease in legal and professional services associated with the acquisition of our gaming license and protection and development of our intellectual property, Sarbanes-Oxley Act of 2002 compliance work and joint venture costs, a $0.4 million decrease in payroll and related expenses, a $0.3 million decrease in utility expenses, a $0.3 million decrease in contract maintenance expenses and $0.2 million decrease in other miscellaneous expenses.
Management Fee—Related Party. Management fee—related party expenses for the quarter ended March 31, 2009 decreased $0.6 million or 33.2% to $1.2 million from $1.8 million for the quarter ended March 31, 2008. As compensation for managing and operating the Hard Rock (excluding the operation of the gaming facilities) and certain other services, Morgans Hotel Group Management LLC receives a management fee equal to four percent of defined non-gaming revenues, including casino rents and all other rental income, and a chain service expense reimbursement. The reimbursement is subject to a cap of 1.5% of defined non-gaming revenues including casino rents and all other income. The decrease in related party expenses is a result of a decrease in our non-gaming revenues.
Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2009 increased by $0.5 million to $5.5 million from $5.0 million for the quarter ended March 31, 2008. The increase in depreciation is based upon additional assets placed into service as a result of the expansion project.
Interest Income. Interest income for the quarter ended March 31, 2009 increased by 70% or $105,000 to $255,000 from $150,000 for the quarter ended March 31, 2008. The increase was a result of additional interest earned from reserve funds, see “—Capital Expenditures, Interest Expense and Reserve Funds”.
Interest Expense. Interest expense for the quarter ended March 31, 2009 increased 0.5% or $0.1 million to $20.0 million from $19.9 million for the quarter ended March 31, 2008. The increase reflects the interest expense resulting from the incurrence and retirement of debt related to our acquisition of the Hard Rock, the increase in deferred financing amortization in connection with such acquisition and the increase of additional debt under the CMBS facility (as defined below). The deferred financing amortization occurs over the 36-month life of the loans under the CMBS facility at approximately $1.5 million per month. The Company incurred approximately $123.2 million of new debt under the CMBS facility during the quarter ended March 31, 2009. Payments on the new debt under the CMBS facility are based upon LIBOR, plus a spread of 4.25%.
Loss on Disposal of Assets. During the quarter ended March 31, 2009, the Company recorded $3,000 gain on the disposal of assets, which was related to memorabilia that was sold.
Pre-opening Expenses. Pre-opening expenses for the quarter ended March 31, 2009 remained flat at $1.4 million from the quarter ended March 31, 2008.
Income Taxes. The Company reported no income tax benefit for the quarter ended March 31, 2009 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), and as further discussed below. The valuation allowance was established subsequent to the purchase allocation on February 1, 2007 (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.

Other Comprehensive Loss. For the quarter ended March 31, 2009, the total fair value of derivative instruments that qualify for hedge accounting changed by $2.3 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivative instruments that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Net (Loss) Income. Net loss for the quarter ended March 31, 2009 was $26.7 million compared to a net loss of $22.6 million during the quarter ended March 31, 2008. The decrease in net income was primarily due to the factors described above.
Liquidity and Capital Resources
Potential Sources of Liquidity
CMBS Facility. In connection with our acquisition of the Hard Rock, certain of our subsidiaries entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS facility”). The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of March 31, 2009, we had drawn $492.0 million from the construction loan. We anticipate drawing additional amounts from the construction loan as needed.
The loan agreements governing the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. We have evaluated these requirements and determined we were in compliance, as set forth within the applicable loan documents, as of March 31, 2009.
Equity Contributions. Under the Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of May 30, 2008 (as amended, the “JV Agreement”), subject to the terms and conditions contained therein, the DLJMB Parties have committed to make additional capital contributions to us in an aggregate amount of up to $254.0 million (referred to as the “New Capital”). Of the New Capital amount, up to $144.0 million has been allocated to the expansion project (including certain interest payment and cash requirements of the Company during the pre-construction and construction periods of the expansion project). As of March 31, 2009, the DLJMB Parties had fully satisfied this portion of the New Capital commitment. Up to $110.0 million of the New Capital amount has been allocated (to the extent needed) to fund capital requirements relating to the approximately 15 acres of excess land located adjacent to the Hard Rock. As of March 31, 2009, approximately $35.0 million was remaining under this portion of the New Capital commitment, which may be used (to the extent needed) to fund certain interest reserve and prepayment premium requirements related to our land acquisition financing.
Pursuant to the JV Agreement, subject to certain terms and conditions, the DLJMB Parties are also permitted to contribute additional capital to us in their discretion. To the extent that the DLJMB Parties’ commitment to contribute New Capital has been exhausted, these provisions could permit the DLJMB Parties to make necessary fundings to us. However, we cannot assure you that the conditions to such fundings will be satisfied or that the DLJMB Parties will make these discretionary fundings in the future.
During the quarter ended March 31, 2009, the DLJMB Parties contributed $7.7 million in cash and posted $16.6 million in letters of credit and the Morgans Parties did not contribute any cash or post any letters of credit for the benefit of the Company. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project.

Liquidity Requirements
As of March 31, 2009, we had approximately $10.3 million in available cash and cash equivalents. As of March 31, 2009, our total long-term debt, including the current portion, was approximately $1.2 billion and our total member’s deficit was approximately $78.1 million. We have both short-term and long-term liquidity requirements as described in more detail below.
In March 2007, we announced a large-scale expansion and renovation project at the Hard Rock. Renovations to the property began in the fourth quarter of 2007, including upgrades to existing suites, restaurants and bars, retail shops, and common areas and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas were renovated. These renovations were completed by the end of the third quarter 2008 and the remainder of the expansion is scheduled to be completed by late 2009.
On February 22, 2008, we entered into a construction management and general contractor’s agreement with M.J. Dean Corporation Inc. (“MJ Dean”), which sets forth the terms and conditions pursuant to which MJ Dean will construct the expansion project. The agreement provides that the project will be broken into multiple phases, each of which will be governed by a separate guaranteed maximum price work authorization order. As of March 31, 2009, we had delivered work authorization orders to MJ Dean for an aggregate of $567.4 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
We have also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project at the Hard Rock. The agreement includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project calls for an aggregate of $19.2 million of work.
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay operating expenses, debt amortization, expansion project costs and requirements and other expenditures associated with the Hard Rock, including funding our reserve accounts.
We expect our short-term liquidity requirements for the next 12 months to include (a) expenditures of $454 million (of the total budgeted amount of $760 million) for the expansion and renovation project at the Hard Rock, (b) additional expenses of three percent of our gross revenues for replacements and refurbishments at the Hard Rock and (c) $50 million in maturing debt under our land acquisition financing.
As of March 31, 2009, we had signed construction commitments for an aggregate of approximately $633.9 million, which consists of commitments to MJ Dean and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of March 31, 2009, we had incurred approximately $306.5 million in project costs under our construction commitments and had $327.4 million remaining commitments outstanding.
On August 1, 2008, we completed an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, one of our subsidiaries entered into a $50 million land acquisition financing. All outstanding amounts owed under the applicable loan agreement become due and payable no later than August 9, 2009, subject to two six-month extension options. We are currently considering various options with respect to the adjacent land, including selling a portion of the land to a third party.
We expect to meet our short-term liquidity needs through existing working capital, debt funding under the CMBS facility and capital contributions from our members. Management anticipates we will not return to a positive cash position, at the earliest until the expansion project has opened and the economic environment has improved from its current condition. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements.

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt payments and perform necessary renovations and other non-recurring capital expenditures that need to be made periodically in connection with the Hard Rock. The initial maturity date of the CMBS facility of $1.2 billion will be February 9, 2010, with two one-year options to extend the maturity date provided that the Company satisfies certain conditions, including meeting a specified debt-yield percentage. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, licensing of our intellectual property, capital contributions from our members and borrowings under the CMBS facility. Other sources may be sales of equity securities and/or cash generated through property dispositions and joint venture transactions.
Our ability to incur additional debt is dependent upon our ability to satisfy the borrowing restrictions imposed by our current lenders. In addition, our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the capital markets may not be consistently available on terms that are attractive or at all.
Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing throughout 2009. As a result of current market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the local, regional, national and global markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
We believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our long-term liquidity requirements.
Cash Flows for the Quarter Ended March 31, 2009 Compared to Cash Flows for the Quarter Ended March 31, 2008
Operating Activities. Net cash used by operating activities amounted to $11.2 million for the quarter ended March 31, 2009, compared to $13.1 million for the quarter ended March 31, 2008. The reduction in cash used was primarily due to a decline in net cash from operations due from lower customer volume.
Investing Activities. Net cash used in investing activities amounted to $119.5 million for the quarter ended March 31, 2009, compared to $21.0 million for the quarter ended March 31, 2008. The additional cash used in investing activities primarily relates to the construction expenses of our ongoing expansion project at the Hard Rock and the change in restricted reserve accounts under the CMBS facility.
Financing Activities. Net cash provided by financing activities amounted to $130.9 million for the quarter ended March 31, 2009, compared to $36.0 million for the quarter ended March 31, 2008. The increased cash provided by financing activities for the quarter ended March 31, 2009, represents an additional $123.2 million of borrowings under the CMBS facility and a $7.7 million in capital contributions from our members, offset by a $45,000 reduction in loan financing costs.
Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock by the terms of the CMBS facility. Our capital expenditures relate primarily to initial renovations at the Hard Rock and periodic replacement or refurbishment of furniture, fixtures and equipment. On the closing date of our acquisition of the Hard Rock, we deposited $35 million into an initial renovation reserve fund to be held as additional collateral for loans under the CMBS facility for the payment of initial renovations to the Hard Rock. The lenders under the CMBS facility will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement set forth in the loan agreements governing the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund in amounts equal to three percent of our gross revenues and requires that such funds be set aside as restricted cash. As of March 31, 2009, an aggregate of $3.7 million and $1.5 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively.

In addition, we are also obligated to maintain a reserve fund for interest expense by the terms of the CMBS facility. On the closing date of our acquisition of the Hard Rock, we deposited $45 million into an interest reserve fund to be held as additional collateral for the loans under the CMBS facility for the payment of interest expense shortfalls. The lenders under the CMBS facility will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under set forth in the loan agreements governing the CMBS facility. As of March 31, 2009, $8.5 million was available in restricted cash reserves for interest expense in the interest reserve fund.
As of the second anniversary of the closing date of our acquisition of the Hard Rock, the unfunded portion of the construction loan under the CMBS facility may be advanced and deposited with applicable lenders in an account which shall be referred to as the “construction loan reserve account.” Additionally, portions of the construction loan may be advanced as quarterly deficiency advances from time to time and deposited in the construction loan reserve account and, on November 9, 2007, construction funds from our junior mezzanine debt under the CMBS facility were deposited in the construction loan reserve account. The funds in the construction loan reserve account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the construction loan reserve account in lieu of a construction loan advance, to the extent funds are available in the construction loan reserve account. As of March 31, 2009, $179.7 million was available in restricted cash reserves in the construction loan reserve account.
Derivative Financial Instruments
We use derivative financial instruments to manage our exposure to the interest rate risks related to the variable rate debt under the CMBS facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. The fair value of our derivative financial instruments is determined by our management. The methods used by our management incorporate standard market conventions and techniques such as discounted cash flow and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value; however, we cannot assure you that such value will be realized.
The five interest rate cap agreements purchased in connection with a refinancing in November 2007 with an aggregate notional amount of $885.0 million and a LIBOR cap of 5.50% expired on February 9, 2009.
On May 30, 2008, we purchased five new interest rate cap agreements with an aggregate notional amount of $871.0 million and a LIBOR cap of 2.5%. The aggregate notional amount accretes to $1.383 billion over the life of the interest rate cap based on the draw schedule for the construction loan under the CMBS facility. We purchased the new interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through cash contributions made by the DLJMB Parties. We determined that all five of the interest rate caps qualify for hedge accounting and, therefore, are designated as cash flow hedges.
On August 1, 2008, we purchased a new interest rate cap agreement with an aggregate notional amount of $50.0 million and a LIBOR cap of 2.5%. We purchased the new interest rate cap agreement for an amount equal to $244,980, which was funded through cash contributions made by the DLJMB Parties. We determined that the interest rate cap does not qualify for hedge accounting.
On September 22, 2008, we amended the accretive interest rate cap agreement to adjust the notional amount upward in order to meet the lender-required cap on future debt. In addition, we determined that the amended interest rate cap qualifies for hedge accounting and, therefore, is designated as a cash flow hedge.
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
Contractual Obligations and Commitments
We have signed construction commitments for an aggregate of approximately $633.9 million, which consists of commitments to MJ Dean and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of March 31, 2009, we had incurred approximately $306.5 million in project costs under our construction commitments and had $327.4 million remaining commitments outstanding.
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
Impairment of Intangible Assets and Other Long-lived Assets
We have a significant investment in intangible assets and other long-lived assets. We evaluate our intangible assets and other long-lived assets in accordance with the applications of SFAS No. 142, Goodwill and Other Intangible Assets, related to other intangible assets, and of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, related to possible impairment of or disposal of long-lived assets. For indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.
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

Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. While certain of the inputs used in our valuation model for assessing the value relative to our indefinite-lived intangible assets potentially constitute Level 2 inputs (observable inputs), we often apply adjustments to the inputs, and, thus, render those inputs as Level 3 (unobservable inputs). As a result, the majority of our inputs used in our valuation model constitute Level 3 inputs. No significant events occurred during the quarter ended March 31, 2009 that would indicate impairment exists.
Non-financial assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for non-financial assets in the fourth quarter of each fiscal year. Most of the inputs used in our valuation model for assessing the value relative to our non-financial assets constitute Level 2 inputs. No significant events occurred during the quarter ended March 31, 2009 that would indicate impairment exists.
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
While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of our hotel casino or any of our other assets. Substantially all property and equipment is pledged as collateral for our long-term debt.
Capitalized Interest
We capitalize interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. We amortize capitalized interest over the estimated useful life of the related asset. For the quarter ended March 31, 2009, capitalized interest totaled $4.1 million.
Derivative Instruments and Hedging Activities
We manage risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our variable rate debt. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, we record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate caps as part of its cash flow hedging strategy. During the quarter ended March 31, 2009, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
Derivative instruments and hedging activities require us to make judgments on the nature of our derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of interest expense in the consolidated statements of operations or as a component of equity on our consolidated balance sheets. While we believe our judgments are reasonable, a change in a derivative’s fair value or effectiveness as a hedge could affect expenses, net income and equity.
Fair Value Measurements
SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). We have applied SFAS 157 to recognize the liability related to our derivative instruments at fair value to consider the changes in the creditworthiness of the Company and our counterparties in determining any credit valuation adjustments.
Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly-quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Currently, we use interest rate cap agreements to manage our interest rate risk. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative instrument. This analysis reflects the contractual terms of the derivative instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2009, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $4,200.

Although we have determined that the majority of the inputs used to value our long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or our lenders. However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our long-term debt and have determined that the credit valuation adjustments are not significant to the overall valuation of our long-term debt. As a result, we have determined that our long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2009, the total fair value of our long-term debt valued under SFAS No. 157 does not materially differ from its carrying value of approximately $1.2 billion.
Share-Based Payments
Our only share-based award activity is the grant of Class C Units of the Company to certain executive officers. Under SFAS No. 123R, Share-Based Payment, at January 14, 2009, the Class C Units were valued at zero as they will be subordinate to the capital contributions of our other members and all of our outstanding debt, which currently exceeds the fair market value of the Company. No increase in the fair market value of the Company is expected as of March 31, 2009. The Class C Units contain certain vesting conditions, including time thresholds, our attainment of performance targets and our completion of milestones related to our expansion project. As of March 31, 2009, no GAAP expense has been recorded for the Class C Units. No taxable event occurs with respect to the Class C Units until they fully vest and are available to the respective grantee.
Income Taxes
Under SFAS No. 109, an entity is required to record a valuation allowance against some or all of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. To make such determination, we analyze positive and negative evidence, including history of earnings or losses, loss carryback potential, impact of reversing temporary differences, tax planning strategies, and future taxable income. We have reported net operating losses for consecutive years and do not have projected taxable income in the near future. This significant negative evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets. The deferred tax liability related to the stepped-up basis on land and indefinite-lived intangibles are the only deferred tax items not offset by the valuation allowance. This treatment is consistent with the valuation allowance calculations in prior periods.
We use estimates related to cash flow projections for the application of SFAS No. 109 to the realization of deferred income tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events, including changes to the regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earnings and losses. Our management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended March 31, 2009, we maintained a valuation allowance equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to land and indefinite life intangible assets).
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. As of December 31, 2008 and March 31, 2009, we had zero unrecognized tax benefits. We do not believe we will have any material changes in our unrecognized tax positions over the next 12 months. We do not have any interest or penalties associated with any unrecognized tax benefits.

Allowance for Uncollectible Receivables
Substantially all of our accounts receivable are unsecured and are due primarily from the our casino and hotel patrons and convention functions. Financial instruments that potentially subject us to concentrations of credit risk consist principally of casino accounts receivable. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectibility of such receivables.
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as our management’s experience with collection trends in the casino industry and current economic and business conditions. Our management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables, and the results of collection efforts to date, especially with regard to significant accounts. Change in customer liquidity or financial condition could affect the collectibility of that account, resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to our results of operations.
Recently Issued and Adopted Accounting Pronouncements
In September 2006, FASB issued SFAS No.157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159” ). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no material impact on the our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R had no material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ( “SFAS No. 160” ), which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 had no material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161” ). SFAS No. 161 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS No. 161 had no material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our loan agreements has a variable interest rate. We are, therefore, most vulnerable to changes in short-term U.S. prime interest rates. We use certain derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2009, our total outstanding debt, including the current portion, was approximately $1.2 billion, all of which was variable rate debt. We have entered into hedge agreements for our CMBS facility that cap LIBOR at 2.5%. We have also entered into a hedge agreement for our land acquisition financing that caps LIBOR at 2.5%. At March 31, 2009, the LIBOR index rate applicable to the Company was 0.455% thereby making the interest rate caps for the CMBS facility and the land acquisition financing out of the money. Subject to the interest rate caps, as of March 31, 2009, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.5 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.5 million.
Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our Chief Operating Officer and Chief Financial Officer have concluded the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Between March 2006 and February 2007, four lawsuits were filed in Nevada state courts and one in federal district court in Nevada by brokers, investors and prospective purchasers associated with the formerly proposed condominium development on the real property adjacent to the Hard Rock. Of the five lawsuits, one names us as a defendant and four name our subsidiaries as defendants. The plaintiffs in the lawsuit brought by the prospective purchasers decided to dismiss their action (without prejudice) after we successfully compelled them to participate in an arbitration, and the parties have reached settlements in the two lawsuits brought by brokers. Trial in the two lawsuits brought by investors is currently scheduled for May 2009. The allegations in the two remaining lawsuits are primarily, though not entirely, directed toward Mr. Morton and entities under his ownership or control, not us or our affiliates. Mr. Morton has agreed to indemnify us and our affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against us or our affiliates, under the terms set forth in the contract under which we acquired the Hard Rock and related assets.
On August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a lawsuit, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.), which is pending in the United States District Court for the District of Nevada. Plaintiff asserts claims for trademark infringement, unfair competition, breach of contract and unjust enrichment, all of which relate to our use of the REHAB RX trademarks. The named defendants in the lawsuit have filed an answer to this action and asserted counterclaims against plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of Plaintiff’s federal registrations for the trademark REHAB. On November 11, 2008, plaintiff filed a motion for preliminary injunction based on his trademark infringement claims. On April 21, 2009, plaintiff’s motion for preliminary injunction on his trademark infringement claim was denied on the grounds that plaintiff failed to demonstrate a sufficient likelihood of success on the merits. The case is currently in discovery. No trial date has been set. Management does not believe that the outcome of any such litigation will have a material adverse effect on our business or results of operations.
For a complete description of the facts and circumstances of any material litigation to which we are a party, see our Annual Report on Form 10-K for the year ended December 31, 2008. No new material litigation has occurred during the quarter ended March 31, 2009.
Item 1A. Risk Factors.
We believe the economic drivers that impact underlying destination resort fundamentals, such as growth in gross domestic product, business investment and employment, are likely to remain weak in 2009. The expected weakness in these drivers may significantly negatively impact revenues in future periods.
In addition to the other information set forth in this report, you should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

HARD ROCK HOTEL HOLDINGS, LLC
May 6, 2009	By:	/S/ ARNOLD D. BOSWELL
		Name:	Arnold D. Boswell
		Title:	Chief Financial Officer of HRHI

May 6, 2009	By:	/S/ RICHARD SZYMANSKI
		Name:	Richard Szymanski
		Title:	Vice President, Secretary and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Hard Rock Hotel, Inc.’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

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