Form 10-Q
period 2009-06-30
Hard Rock Hotel Holdings, LLC
filed 2009-08-10
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued downturns in economic and market conditions, particularly levels of spending in the hotel, resort and casino industry; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters, such as earthquakes and floods; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequently filed Quarterly Reports on Form 10-Q in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
References in this report to “Company,” “we,” “our,” or “us” refer to Hard Rock Hotel Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	Dec 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,963	$10,148
Accounts receivable, net	17,368	12,576
Inventories	2,800	2,950
Prepaid expenses and other current assets	3,153	2,986
Asset held for sale	95,160	95,160
Related party receivable	—	278
Restricted cash	40,254	178,739

Total current assets	171,698	302,837
Property and equipment, net of accumulated depreciation and amortization	1,000,554	784,127
Intangible assets, net	51,308	53,847
Deferred financing costs, net	11,282	22,037
Interest rate caps, at fair value	3	106

TOTAL ASSETS	$1,234,845	$1,162,954

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$10,020	$6,291
Construction related payables	29,213	59,898
Related party payables	6,427	3,401
Accrued expenses	13,806	10,286
Interest payable	3,650	3,926
Current portion of long-term debt	50,000	50,000

Total current liabilities	113,116	133,802

Deferred tax liability	56,853	56,853
Long-term debt	1,157,024	1,033,813

Total long-term liabilities	1,213,877	1,090,666

Total liabilities	1,326,993	1,224,468

Commitments and Contingencies (see Note 5)
Members’ deficiency:
Paid-in capital	317,799	306,596
Accumulated other comprehensive loss	(11,296)	(17,194)
Accumulated deficit	(398,651)	(350,916)

Total members’ deficiency	(92,148)	(61,514)

TOTAL LIABILITIES AND MEMBERS’ DEFICIENCY	$1,234,845	$1,162,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Quarter	Quarter	Six Month Period	Six Month Period
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Casino	$12,548	$14,621	$24,859	$28,299
Lodging	8,803	11,991	15,842	22,148
Food and beverage	21,391	21,522	33,598	37,520
Retail	1,539	1,813	2,622	3,189
Other income	10,107	4,483	12,384	8,655

Gross revenues	54,388	54,430	89,305	99,811

Less: promotional allowances	(7,252)	(5,341)	(12,184)	(10,101)

Net revenues	47,136	49,089	77,121	89,710

Costs and expenses:
Casino	9,634	8,510	19,818	17,558
Lodging	1,566	2,278	2,905	4,563
Food and beverage	10,578	10,823	18,045	20,210
Retail	928	800	1,456	1,471
Other	5,629	3,693	7,454	7,219
Marketing	715	2,116	1,898	3,227
Management fee—related party	2,109	2,071	3,288	3,838
General and administrative	7,375	7,320	13,727	16,628
Depreciation and amortization	4,876	6,959	10,373	12,001
Loss on disposal of assets	3	1	—	6
Pre-opening	4,737	1,387	6,147	2,737

Total costs and expenses	48,150	45,958	85,111	89,458

(Loss) Income From Operations	(1,014)	3,131	(7,990)	252

Other income (expense):
Interest income	66	349	321	499
Interest expense, net of capitalized interest	(20,115)	(16,237)	(40,067)	(36,087)

Other expenses, net	(20,049)	(15,888)	(39,746)	(35,588)

Net loss	(21,063)	(12,757)	(47,736)	(35,336)
Other comprehensive loss:
Unrealized gain (loss) on cash flow hedges, net of tax	3,557	(2,845)	5,898	(2,846)

Comprehensive loss	$(17,506)	$(15,602)	$(41,838)	$(38,182)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Month Period	Six Month Period
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(47,736)	$(35,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,834	3,299
Provision for losses on accounts receivable	123	15
Amortization of loan fees and costs	10,800	8,713
Amortization of intangibles	2,539	3,660
Change in value of interest rate caps net of premium amortization included in net loss	6,001	65
Loss on sale of assets	—	1
(Increase) decrease in assets:
Accounts receivable	(4,915)	(4,746)
Inventories	150	(355)
Prepaid expenses	(167)	(18)
Related party receivable	278	(13)
Increase (decrease) in liabilities:
Accounts payable	3,729	(385)
Related party payables	3,026	42
Accrued interest payable	(276)	(1,081)
Other accrued liabilities	3,520	18,384

Net cash used in operating activities	(15,094)	(7,755)

Cash flows from investing activities:
Purchases of property and equipment	(224,261)	(93,981)
Construction payables	(30,684)	6,261
Restricted cash	138,485	(21)

Net cash used in investing activities	(116,460)	(87,741)

Cash flows from financing activities:
Net proceeds from borrowings	123,211	77,518
Capital investment	11,203	43,592
Purchase of interest rate caps	—	(19,144)
Financing costs on debt	(45)	(2,991)

Net cash provided by financing activities	134,369	98,975

Net increase in cash and cash equivalents	2,815	3,479
Cash and cash equivalents, beginning of period	10,148	14,157

Cash and cash equivalents, end of period	$12,963	$17,638

Supplemental cash flow information
Cash paid during the period for interest	$32,884	$30,783

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest	$9,342	$2,393
Changes in construction payables	$(38,277)	$19,937
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
The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The Company consolidates all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination. We have evaluated all subsequent events through August 7, 2009, the date the financial statements were issued. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the quarter and the six month period ended June 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2009. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Prior to March 1, 2008, Golden HRC, LLC was the third-party operator of all gaming operations at the Hard Rock. The Company did not own any interest in Golden HRC, LLC. However, the Company determined that Golden HRC, LLC was a variable interest entity and that the Company was the primary beneficiary of the gaming operations because the Company was ultimately responsible for a majority of the gaming operations’ losses and was entitled to a majority of the gaming operations’ residual returns. Pursuant to FIN 46R, the Company consolidated the gaming operations in its financial statements. On March 1, 2008, the Company assumed the gaming operations at the Hard Rock as it had satisfied the conditions necessary to obtain its gaming license and Golden HRC, LLC ceased to operate the gaming facilities.
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
Lodging revenues are derived from rooms and suites rented to guests and include related revenues for telephones, movies, and other in-room amenities. Lodging revenue is recognized at the time the room or service is provided to the guest.
Food and beverage revenues are derived from sales in the food and beverage outlets located at the Hard Rock, including restaurants, room service, banquets and nightclubs. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.
Retail and other revenues include retail sales, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed and other miscellaneous income at the Hard Rock. Retail and other revenues are recognized at the point in time the retail sale occurs or when services are provided to the guest.

Revenues in the accompanying statements of operations include the retail value of rooms, food and beverage and other complimentaries provided to guests without charge, all of which are then subtracted as promotional allowances to arrive at net revenues. The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows (in thousands):

				Six Month		Six Month
	Quarter Ended		Quarter Ended	Period Ended		Period Ended
	June 30, 2009		June 30, 2008	June 30, 2009		June 30, 2008
Food and beverage	$1,808		$1,598	$3,769		$3,130
Lodging	551		505	1,207		920
Other	1,260		255	1,476		482

Total costs allocated to casino operating costs	$3,619	(1)	$2,358	$6,452	(1)	$4,532

(1)	The increase in other cost of complimentaries is result of an increase in entertainment complimentaries attributed to opening the new larger Joint entertainment venue.
Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products ) (“EITF 01-9”). EITF 01-9 requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s revenues are reduced by points redeemed from customers within the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the six month period and the quarter ended June 30, 2009, the amount of such sales incentives awarded was $34,000 and $19,000, respectively. For the six month period and the quarter ended June 30, 2008, there were no material sales incentives awarded.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS No. 161 had no material impact on the Company’s consolidated financial statements.
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

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). The Company adopted SFAS No. 165 in the second quarter of 2009. SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, specifically, whether that date represents the date the financial statements were issued or were available to be issued. See above, “Basis of Presentation and Nature of Business” for the related disclosures. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
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
The Company’s objective in using derivative instruments is to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount. During the six month period ended June 30, 2009, the Company used interest rate caps to hedge the variable cash flows associated with its existing variable-rate debt.
On May 30, 2008, in connection with satisfying the conditions to draw on the construction loan provided under the Company’s CMBS facility (as defined below), the Company purchased five interest rate cap agreements with an aggregate notional amount of $871.0 million and a London Interbank Offered Rate (“LIBOR”) cap of 2.5%. The notional amount of one of the interest rate cap agreements accretes such that the aggregate notional amount of all of the interest rate cap agreements will equal $1.383 billion over the life of the interest rate caps based on the draw schedule for the construction loan. The Company purchased the new interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through cash contributions made by the DLJMB Parties. The Company determined that all five of the interest rate caps qualify for hedge accounting and, therefore, are designated as cash flow hedges.
On August 1, 2008, certain subsidiaries of the Company completed an intercompany land purchase and a related acquisition financing with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. In connection with the land acquisition financing, the Company purchased an interest rate cap agreement with an aggregate notional amount of $50.0 million and a LIBOR cap of 2.5%. The Company purchased the new interest rate cap agreement for an amount equal to $244,980, which was funded through cash contributions made by the DLJMB Parties. The Company determined that the interest rate cap does not qualify for hedge accounting.
On September 22, 2008, the Company amended the accreting interest rate cap agreement to adjust its notional amount upward in order to meet a lender-required cap on future debt. In addition, the Company determined that the amended interest rate cap qualifies for hedge accounting and, therefore, is designated as a cash flow hedge.

As of June 30, 2009, the Company held six interest rate caps as follows (amounts in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate
$410,000 (1)	Interest Cap	February 9, 2010	2.50%
$607,879 (1)	Accreting Interest Cap	February 9, 2010	2.50%
$200,000 (1)	Interest Cap	February 9, 2010	2.50%
$100,000 (1)	Interest Cap	February 9, 2010	2.50%
$65,000 (1)	Interest Cap	February 9, 2010	2.50%
$50,000 (2)	Interest Cap	August 9, 2009	2.50%

(1)	The Company has determined that the derivative qualifies for hedge accounting.

(2)	The Company has determined that the derivative does not qualify for hedge accounting.
Five of the derivative instruments have been designated as hedges according to SFAS No. 133 and, accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income in the Company’s consolidated financial statements.
As of June 30, 2009 and December 31, 2008, the change in total fair value of derivative instruments included in other assets was $103,000. The change in fair value included in comprehensive income for the quarters ended June 30, 2009 and 2008 was $3.6 million and $2.8 million (net of premium amortization), respectively, and the change in fair value included in comprehensive income for the six month periods ended June 30, 2009 and 2008 was $5.9 million and $2.8 million (net of premium amortization), respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the quarters ended June 30, 2009 and 2008, the Company expensed $3.6 million and $56,000 to interest expense attributable to the derivatives not designated as hedges according to SFAS No. 133, respectively. For the six month periods ended June 30, 2009 and 2008, the Company expensed $6.0 million and $65,446 to interest expense attributable to the derivatives not designated as hedges according to SFAS No. 133, respectively.
CMBS Facility
In connection with the Company’s acquisition of the Hard Rock, certain subsidiaries of the Company entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS facility”). The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of June 30, 2009, the Company had drawn $492.0 million from the construction loan. The Company anticipates drawing additional amounts from the construction loan as needed. The Company is currently on time to complete the expansion project as scheduled and within the parameters of the original budget.
The CMBS facility incurs interest payable initially through a funded interest reserve, then through cash, at a rate (blended among the debt secured by assets related to the Hard Rock and the subordinated junior, junior and senior mezzanine debt) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., failure to achieve substantial completion of the expansion project in a timely manner and extension of the term of the CMBS facility).
The loan agreements governing the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any real property of the Company or any of its subsidiaries and removal of any material article of furniture, fixture or equipment from any such real property. In addition, the loan agreements governing the CMBS facility include covenants requiring that the Company maintain a minimum interest reserve balance and ensure that shortfalls under the construction loan do not occur. During the quarter ended June 30, 2009, the Company received several notices from the lenders under the CMBS facility alleging the existence of various shortfalls with respect to the interest reserve fund and construction loan. In each case, the Company deposited the funds necessary to cure such shortfalls and, as of June 30, 2009, was in compliance with these interest reserve maintenance and construction loan shortfall covenants.
The Company has entered into a term sheet with the lenders under the CMBS facility to amend the terms of the loan agreements governing the CMBS facility and are currently working with such lenders to complete due diligence and prepare definitive documentation. There can be no assurance that the Company will complete the amendment process with the lenders under the CMBS facility on a timely basis or at all.

Fair Value Measurements
SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied SFAS No. 157 to recognize the liability related to its derivative instruments at fair value to consider the changes in the creditworthiness of the Company and its counterparties in determining any credit valuation adjustments.
Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative instrument. This analysis reflects the contractual terms of the derivative instruments, including the period to maturity and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2009, the total value of the interest rate caps valued under SFAS No. 157 included in other assets is approximately $3,000.
Although the Company has determined that the majority of the inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its lenders. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its long-term debt and has determined that the credit valuation adjustments are not significant to the overall valuation of its long-term debt. As a result, the Company has determined that its long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2009 the total fair value of the Company’s long-term debt valued under SFAS No. 157 does not materially differ from its carrying value of approximately $1.2 billion.
The Company’s asset held for sale represents an approximately 10-acre parcel of land adjacent to the Hard Rock that is stated at the lower of the carrying amount or fair value less projected closing costs. As of June 30, 2009 and December 31, 2008, the net carrying value of the asset held for sale was $95.2 million, of which $100.0 million was recorded at fair value less projected closing costs of $4.8 million. Fair value was originally determined based upon the acquisition price of the land less projected closing costs. During the quarter ended December 31, 2008, an appraisal of the land was performed by a general real estate appraiser certified in the State of Nevada and the valuation of the land did not significantly differ from the carrying value of the land. As a result, the Company’s asset held for sale was classified within Level 2 of the fair value hierarchy pursuant to SFAS No. 157. No significant events occurred during the quarter ended June 30, 2009 that would indicate impairment exists.

2. INVENTORIES
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Retail merchandise	$1,389	$1,211
Restaurants and bars	1,311	1,653
Other inventory and operating supplies	100	86

Total inventories	$2,800	$2,950

3. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Land	$364,810	$364,810
Buildings and improvements	128,979	115,558
Furniture, fixtures and equipment	44,154	36,161
Memorabilia	4,177	4,118

Subtotal	542,120	520,647
Less accumulated depreciation and amortization	(34,748)	(27,072)
Construction in process	493,182	290,552

Total property and equipment, net	$1,000,554	$784,127

Depreciation and amortization relating to property and equipment for the six month periods ended June 30, 2009 and 2008 was $7.8 million and $8.3 million, respectively. Capitalized interest included in construction in process for the six month periods ended June 30, 2009 and 2008 was $9.3 million and $2.4 million, respectively.
4. AGREEMENTS WITH RELATED PARTIES
Management Agreement
Engagement of Morgans Management. Certain subsidiaries of the Company, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC, are party to an Amended and Restated Property Management Agreement, dated as of May 30, 2008 (the “Management Agreement”), with Morgans Hotel Group Management LLC (“Morgans Management”). Under the Management Agreement, Morgans Management is (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities) and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).
Term; Termination Fee. The Management Agreement originally commenced on February 2, 2007 and expires after a 20-year initial term. Morgans Management may elect to extend this initial term for two additional 10-year periods. The Management Agreement provides certain termination rights for the Company and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the hotel at the Hard Rock.
Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues, including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of “Hotel EBITDA”(as defined in the Management Agreement) in excess of certain threshold amounts, which increase for each subsequent calendar year. Following completion of the expansion and renovation project at the Hard Rock, the amount of such annual incentive fee will be equal to 10.0% of annual “Hotel EBITDA” in excess of 90.0% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion project). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion project), excluding an annual consulting fee payable to DLJMB HRH VoteCo, LLC under the JV Agreement (as defined below). Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.

For the quarters ended June 30, 2009 and 2008, the Company accrued or paid to Morgans Management a base management fee of $1.4 million and $1.3 million and a gaming facilities support fee of $0.2 million and $0.2 million, respectively, and accrued or reimbursed Morgans Management for chain services expenses of $0.5 million and $0.5 million, respectively. For the six month periods ended June 30, 2009 and 2008, the Company accrued or paid to Morgans Management a base management fee of $2.1 million and $2.5 million and a gaming facilities support fee of $0.4 and $0.4, respectively, and accrued or reimbursed Morgans Management for chain services expenses of $0.8 million and $1.0 million, respectively.
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
Technical Services Agreement
On February 2, 2007, a subsidiary of the Company, HRHH Hotel/Casino, LLC, entered into a Technical Services Agreement with Morgans Management, pursuant to which Morgans Management provides technical services for the expansion project at the Hard Rock prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarters ended June 30, 2009 and 2008, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.2 million and $0.2 million, respectively, under the Technical Services Agreement. For the six month periods ended June 30, 2009 and 2008, the Company reimbursed Morgans Management an aggregate amount equal to approximately $1.4 million and $0.9 million, respectively, under the Technical Services Agreement.
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
Intercompany Land Acquisition Financing
On August 1, 2008, in connection with an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock, a subsidiary of the Company, HRHH Development Transferee, LLC, entered into a $50.0 million land acquisition financing under which a subsidiary of Northstar is a participant lender. Under the financing, interest accrues at an annual rate equal to the 30-day LIBOR, plus a blended spread of 15.9%. An amendment to the applicable loan agreement increased the blended spread from 15.9% to 17.9%. At any time and from time to time, the lender may increase the blended spread up to a maximum interest rate specified in the related loan documents. The loan agreement governing the land acquisition financing contains customary covenants for similar financing transactions. HRHH Development Transferee, LLC’s obligations under the land acquisition loan are secured by a first mortgage lien on the approximately 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Development Transferee, LLC. The land acquisition financing currently matures on September 4, 2009. The Company has entered into a term sheet with the lenders under the land acquisition financing to extend the maturity date to August 9, 2011 and are currently working with such lenders to complete due diligence and prepare definitive documentation. There can be no assurance that the Company will be able to extend the maturity date of the land acquisition financing on a timely basis or at all.
5. COMMITMENTS AND CONTINGENCIES
Casino Sublease
Prior to March 1, 2008, gaming operations at the Hard Rock were operated by Golden HRC, LLC pursuant to a definitive Casino Sublease. During the initial term of the Casino Sublease, Golden HRC, LLC withheld $275,000 per month from the revenue arising from gaming operations at the Hard Rock. This sum was paid to Golden Gaming, Inc. or its designee for the general management services it provided to Golden HRC, LLC. In addition, the Company paid a fee of $225,000 to Golden Gaming, Inc. to extend the term of the Casino Sublease from February 2 to February 29, 2008. On January 24, 2008, the Company received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock and, on March 1, 2008, the Company assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. For the six month periods ended June 30, 2009 and 2008, Golden HRC, LLC withheld and paid to Golden Gaming, Inc. $0.0 million and $0.8 million, respectively.

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
Employment Agreement
Andrew A. Kwasniewski, HRHI’s President and Chief Operating Officer, has entered into an offer letter with Morgans Management. Under the terms of his offer letter, as amended, if Morgans Management terminates Mr. Kwasniewski’s employment without cause (as defined in his offer letter), he will be entitled to receive one year’s base salary and a pro-rated bonus. The amount of his pro-rated bonus would be equal to the number of months he worked during the year prior to his termination, multiplied by the monthly equivalent of the actual bonus he received for the prior year, with a minimum payment of one-half of his prior year’s bonus.
Construction Commitments
Hard Rock Expansion Project. The expansion project at the Hard Rock is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. At the end of the third quarter of 2008, the Company completed renovations to the existing property, which included upgrades to existing suites, restaurants and bars, retail shops, and common areas and a new ultra lounge and poker room. The Company expects the expansion project to be complete by late 2009. The Company is currently on time to complete the expansion project as scheduled and within the parameters of the original budget. The expansion project is being funded from the Company’s existing loans under the CMBS facility and, if necessary, capital contributions from the DLJMB Parties.
On February 22, 2008, the Company entered into a construction management and general contractor’s agreement with M.J. Dean Corporation Inc. (“MJ Dean”). The agreement sets forth the terms and conditions governing MJ Dean’s construction of the expansion project. The agreement provides for the expansion project to be broken into multiple phases and for the parties to negotiate multiple guaranteed maximum price work authorizations to cover each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a specific phase, the Company may, at its option, (i) require MJ Dean to construct the subject phase on a cost-plus basis, (ii) agree to alternative arrangements with MJ Dean or (iii) terminate the agreement. As of June 30, 2009, the Company had delivered work authorization orders to MJ Dean for an aggregate of $570.1 million of work. The work called for under such work authorization orders cover each significant phase of the expansion project.
The Company has entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”) that sets forth the terms and conditions governing PCI’s construction of the new west pool project at the Hard Rock. The agreement includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $19.9 million of work.
As of June 30, 2009, the Company had signed construction commitments for an aggregate of approximately $642.7 million, comprised of commitments to MJ Dean and PCI and other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of June 30, 2009, the Company had incurred approximately $395.0 million in project costs under its construction commitments and had $247.8 million remaining commitments outstanding.
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

Legal and Regulatory Proceeding
The Company has been named as a defendant in two lawsuits, Matix, LLC, et al. v. Peter Morton, et al., Case No. A518414, and Stealth Holdings, LLC v. Christopher Milam, et al., Case No. A527202, which have been consolidated in the Eighth Judicial District Court of the State of Nevada. These lawsuits stem from the cancellation of the formerly proposed condominium development on the real property adjacent to the Hard Rock. The plaintiffs assert that they are investors who invested in entities controlled by Christopher Milam, which had contracted with entities owned and/or controlled by Peter Morton for the construction and ownership of the proposed condominium development. Following cancellation of the proposed condominium development, the plaintiffs sued, claiming that they were entitled to recovery of their investments. As their claims relate to the Company, the plaintiffs have alleged, inter alia, that the Company aided and abetted Mr. Morton’s commission of fraud, and that the Company was unjustly enriched by plaintiffs’ investments. Mr. Morton has agreed to indemnify the Company and its affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against the Company or its affiliates, under the terms set forth in the contract under which the Company acquired the Hard Rock and related assets. Trial in these consolidated lawsuits is currently scheduled for September 15, 2009.
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
Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2009.
Indemnification
The JV Agreement provides that neither the Company’s members nor the affiliates, agents, officers, partners, employees, representatives, directors, members or shareholders of the Company or any its members or affiliates (collectively, “Indemnitees”) will be liable to the Company or any of its members for any act or omission if: (i) the act or omission was in good faith, within the scope of such Indemnitee’s authority and in a manner it reasonably believed to be in the best interest of the Company, and (ii) the conduct of such person did not constitute fraud, willful misconduct, gross negligence or a material breach of, or default under, the JV Agreement.
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
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units consisting of aggregate awards of 300,000 Class C Units to Mr. Kwasniewski and 60,000 Class C Units to Arnold D. Boswell. Each grantee’s award consists of the following three vesting components, which are equally spread and are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the grant date and continuing through December 31, 2010; (ii) a performance-based vesting award that vests based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by its board of directors.
If a “Sale of the Company” (as defined in the Plan) occurs prior to December 31, 2010 and the grantee remains employed with the Company until the closing of the Sale of the Company, 100% of the remaining outstanding unvested Class C Units covered by the award will vest immediately prior to the applicable closing date. Vesting is also accelerated if the grantee’s employment with the Company is terminated without cause (as defined in the grantee’s Award Agreement) or by the grantee for good reason (as defined in the grantee’s Award Agreement). Awards of Class C Units will be forfeited to the extent that the award is not vested as of the date of a termination of the grantee’s employment or to the extent that the award fails to satisfy the performance or milestone targets set forth in the Award Agreement. With respect to awards held by grantees other than Mr. Kwasniewski, the entire award, whether vested or unvested, will be forfeited upon a termination of the grantee’s employment for cause (as defined in his or her Award Agreement). Mr. Kwasniewski’s Award Agreement provides that his vested Class C Units are generally only subject to forfeiture upon breach of his non-competition covenant. The Award Agreements include a number of restrictions permitted under the Plan, including, without limitation, that the Company will have a right to repurchase any or all vested Class C Units from the holder within a specified period of time following the holder’s termination of employment or December 31, 2010, if later. The repurchase price per Class C Unit is determined pursuant to a methodology set forth in the Award Agreements that is intended to approximate the fair market value of a Class C Unit as of the date on which the repurchase right arises.
The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment. The Class C Units granted during January 2009 are equity classified awards and have a grant date fair value of zero. Accordingly, no compensation expense has been recorded related to these Class C Units.
7. CAPITAL CONTRIBUTIONS BY MEMBERS
During the six month period ended June 30, 2009, the DLJMB Parties contributed $11.2 million in cash to, and posted $21.2 million in letters of credit on behalf of, the Company and the Morgans Parties did not contribute any cash to, or post any letters of credit on behalf of, the Company. For the period from the closing of the acquisition of the Hard Rock on February 2, 2007 through June 30, 2009, the DLJMB Parties had cumulatively contributed an aggregate of $256.0 million in cash to, and had posted an aggregate of $140.5 million in letters of credit on behalf of, the Company and the Morgans Parties had cumulatively contributed an aggregate of $61.7 million in cash to, and had posted an aggregate of $11.1 million in letters of credit on behalf of, the Company. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project at the Hard Rock.
8. SUBSEQUENT EVENTS
Since June 30, 2009, the DLJMB Parties have deposited approximately $17.7 million into the shortfall account in accordance with the loan documents governing the CMBS facility to be held as additional collateral for the loans under the CMBS facility and used for the payment of project costs and expenses as well as debt service due in connection with the construction loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of certain factors, including but not limited to, those factors set forth in the section entitled “Forward-Looking Statements” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequently filed Quarterly Reports on Form 10-Q.
Overview
We own and operate the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”), which we believe is a premier destination entertainment resort with a rock music theme. The Hard Rock consists of, among other amenities, an 11-story hotel tower with 642 stylishly furnished hotel rooms, an approximately 30,000 square-foot uniquely styled circular casino, a retail store, jewelry store, a lingerie store, a nightclub, a banquet facility, a concert hall, a beach club, quality restaurants, cocktail lounges and a spa. We believe that we have successfully differentiated the Hard Rock in the Las Vegas hotel, resort and casino market by targeting a predominantly youthful and “hip” customer base, which consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry.
Substantially all of our current business is comprised of our operations at the Hard Rock. For the quarter ended June 30, 2009, our gross revenues were derived 23.1% from gaming operations, 39.3% from food and beverage operations, 16.2% from lodging and 21.4% from retail and other sales. For the six month period ended June 30, 2009, our gross revenues were derived 27.9% from gaming operations, 37.6% from food and beverage operations, 17.7% from lodging and 16.8% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion project is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The expansion project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. In 2008, we completed renovations to the existing property that commenced during 2007 and which included upgrades to existing suites, restaurants and bars, retail shops, common areas and a new ultra lounge and poker room. We expect to complete the expansion project by late 2009 and have currently budgeted approximately $750.0 million for its completion. We are currently on pace to complete the expansion as scheduled and within the parameters of the original budget. Due to substantial costs we have incurred and expect to incur while undertaking the expansion project, our financial condition, results of operation and liquidity for periods during the expansion project are not expected to be comparable to our financial condition, results of operation and liquidity for periods before or after completion of the expansion project.
Due to a number of factors affecting consumers, including a slowdown in global economies, contracted credit markets, reduced consumer spending, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Automobile traffic into Las Vegas and air travel into McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that we will continue to experience lower hotel occupancy rates and casino volumes as compared to that of prior periods. Changes in discretionary consumer spending in the markets where we operate resulting from the slowdown in economies globally, continued disruptions in the world financial and credit markets may continue to result in fewer customers visiting and/or customers spending less at the Hard Rock, which will adversely impact our financial condition, revenues and the availability and cost of credit. The current situation in the world credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our future growth and operations. We cannot assure you that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed or decline for an extended period.
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

Prior to satisfying the conditions to obtaining the approvals necessary to operate the gaming facilities, we were prohibited from receiving any revenues from the gaming operations at the Hard Rock. As a result, the gaming operating at the Hard Rock were operated by a licensed third party, Golden HRC, LLC (the “Casino Operator”), pursuant to a definitive Casino Sublease. The Casino Sublease provided for base rent equal to $1.725 million per month. In addition to the base rent, the Casino Operator was required to pay for certain rent-related costs. During the initial term of the Casino Sublease, ending February 2, 2008, the Casino Operator withheld $275,000 per month from the revenue arising from gaming operations at the Hard Rock. On January 24, 2008, one of our subsidiaries, HRHH Gaming, LLC, received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock and, on March 1, 2008, HRHH Gaming, LLC assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated.
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
The following are key gaming industry specific measurements we use to evaluate casino revenues: “Table game drop,” “slot machine handle” and “race and sports book write” are used to identify the amount wagered by patrons for a casino table game, slot machine or racing events and sports games, respectively. “Drop” and “Handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage,” “slot machine hold percentage” and “race and sports book hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons. Based on historical experience, in the normal course of business we expect table game hold percentage for any period to be within the range of 12% to 16%, slot machine hold percentage for any period to be within the range of four percent to seven percent and race and sports book hold percentage to be within the range of four percent to eight percent.

Results of Operations
Comparison of the Quarter Ended June 30, 2009 to the Quarter Ended June 30, 2008
The following table presents our consolidated operating results for the quarters ended June 30, 2009 and 2008, and the change in such data between the two periods.

	Quarter Ended	Quarter Ended	Change	Change
	June 30, 2009	June 30, 2008	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$12,548	$14,621	$(2,073)	-14.2%
Lodging	8,803	11,991	(3,188)	-26.6%
Food and beverage	21,391	21,522	(131)	-0.6%
Retail	1,539	1,813	(274)	-15.1%
Other	10,107	4,483	5,624	125.5%

Gross Revenues	54,388	54,430	(42)	-0.1%
Less: promotional allowances	(7,252)	(5,341)	(1,911)	35.8%

Net revenues	47,136	49,089	(1,953)	-4.0%

COSTS AND EXPENSES:
Casino	9,634	8,510	(1,124)	-13.2%
Lodging	1,566	2,278	712	31.3%
Food and beverage	10,578	10,823	245	2.3%
Retail	928	800	(128)	-16.0%
Other	5,629	3,693	(1,936)	-52.4%
Marketing	715	2,116	1,401	66.2%
Management fee—related party	2,109	2,071	(38)	-1.8%
General and administrative	7,375	7,320	(55)	-0.8%
Depreciation and amortization	4,876	6,959	2,083	29.9%
Loss on disposal of assets	3	1	(2)	-200.0%
Pre-opening	4,737	1,387	(3,350)	-241.5%

Total costs and expenses	48,150	45,958	(2,192)	-4.8%

(LOSS) INCOME FROM OPERATIONS	(1,014)	3,131	(4,145)	-132.4%
Interest income	66	349	(283)	-81.1%
Interest expense, net of capitalized interest	(20,115)	(16,237)	(3,878)	23.9%

Net loss	(21,063)	(12,757)	(8,306)	65.1%
Other Comprehensive Loss:
Unrealized gain (loss) on cash flow hedges, net of tax	3,557	(2,845)	6,402	-225.0%

Comprehensive loss	$(17,506)	$(15,602)	$(1,904)	12.2%

Results of Operations for the Quarter Ended June 30, 2009 Compared to the Results of Operations for the Quarter Ended June 30, 2008
Net Revenues. Net revenues decreased $2.0 million or 4.0% for the quarter ended June 30, 2009 to $47.1 million, compared to $49.1 million for the quarter ended June 30, 2008. The decrease in net revenues was primarily due to a $2.1 million or 14.2% decrease in casino revenue, a $3.2 million or 26.6% decrease in lodging revenue, a $0.1 million or a 0.6% decrease in food and beverage revenue, a $0.3 million or 15.1% decrease in retail revenue and a $1.9 million or 35.8% increase in promotional allowances related to items furnished to guests on a complimentary basis. These decreases in revenues and increase in promotional allowances were slightly offset by a $5.6 million or 125.5% increase in other revenues.
Casino Revenues. Casino revenues decreased $2.1 million to $12.5 million for the quarter ended June 30, 2009, compared to $14.6 million for the quarter ended June 30, 2008. The decrease in casino revenues was primarily due to a $2.5 million or 24.2% decrease in table games revenue and a $0.2 million or 44.9% decrease in race and sports revenue, slightly offset by a $0.4 million or 5.9% increase in slot revenue and $0.4 million poker revenue from the poker lounge, which was not open during the quarter ended June 30, 2008. The decrease in table games revenues was due to a decrease in table game hold percentage and a decrease in table game drop. Management believes that table game drop decreased due to a decline in visitation to the casino at the Hard Rock, resulting from poor economic conditions and the loss of the surface lots used in the expansion of the new Joint and meeting space. The table game hold percentage decreased 180 basis points to 11.6% from 13.4%, which was slightly less than the expected range of 12% to 16%. Table game drop decreased $9.9 million or 12.8% to $67.8 million from $77.7 million. The average number of table games in operations was increased from 85 tables in 2008 to 87 tables in 2009. The net result of these changes in table game drop and table game hold percentage was a decrease in win per table game per day to $997 from $1,347, a decrease of $355 or 26.3%. We have historically reported table game hold percentage using the gross method, while casinos on the Las Vegas Strip report table game hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended June 30, 2009 was 14.8%, compared to 16.9% for the quarter ended June 30, 2008. Slot machine revenues increased $0.2 million to $4.0 million from $3.8 million. Slot machine handle decreased $62.4 million to $81.4 million from $143.8 million. Management believes that a high limit slot tournament that was held during the quarter ended June 30, 2008, and that was not repeated during the quarter ended June 30, 2009, contributed to the decrease in slot machine handle. Slot machine hold percentage increased 230 basis points to 4.9% from 2.6%. The average number of slot machines in operation increased to 513 from 508, an increase of five slot machines or 1.0%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $86.02 from $87.10, a decrease of $1.08 or 1.2%. Race and sports book revenue decreased $0.2 million due to a decrease in race and sports book write and a decrease in hold percentage. The race and sports book write decreased $1.1 million to $3.0 million from $4.1 million. Race and sports book hold percentage decreased 2.4% to 7.5% from 9.9%, which was within the expected range of four percent to eight percent.
Lodging Revenues. Lodging revenues decreased $3.2 million to $8.8 million for the quarter ended June 30, 2009, compared to $12.0 million for the quarter ended June 30, 2008. The decrease in lodging revenues was primarily due to a decrease in average daily rate to $170 from $217 that management believes resulted from poor economic conditions and a general softening of rates within the Las Vegas market. Hotel occupancy decreased slightly to 92.3% from 94.3% between periods.
Food and Beverage Revenues. Food and beverage revenues decreased $0.1 million to $21.4 million for the quarter ended June 30, 2009, compared to $21.5 million for the quarter ended June 30, 2008. The decrease in food and beverage revenues was primarily due to a $1.1 million decrease in Body English, a $0.4 million decrease in banquets, a $0.3 million decrease in Ago, a $0.3 million decrease in the Center Bar, a $0.2 million decrease in room service, a $0.2 million decrease in Service Bar, a $0.1 million decrease in Pink Taco and a $0.1 million decrease in Mr. Lucky’s. These decreases were partially offset by a $1.0 million increase in Wasted Space, a $0.5 million increase in the Joint Bar, a $0.4 million increase in Beach Club, a $0.4 million increase in Rare 120 and $0.3 million in Poker Lounge. Wasted Space and the poker lounge each opened during the third quarter of 2008 and Rare 120, which replaced A.J.’s Steakhouse, opened during the second quarter of 2009. In addition, the Joint was expanded during the second quarter of 2009. Management believes that poor economic conditions coupled with the disruption to parking due to the construction of the expansion project has had a negative impact on patron visitation of the food and beverage outlets at the Hard Rock.
Retail Revenues. Retail revenues decreased $0.3 million to $1.5 million for the quarter ended June 30, 2009, compared to $1.8 million for the quarter ended June 30, 2008. The decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment, the addition of other retail operations in Las Vegas and the disruption to parking due to the construction of the expansion project.
Other Revenues. Other revenues increased $5.6 million to $10.1 million for the quarter ended June 30, 2009, compared to $4.5 million for the quarter ended June 30, 2008. The increase in other revenues was due to a $4.5 million increase in entertainment revenue, a $0.2 million increase in the Beach Club, a $0.1 million increase in Box Office and sundries and a $0.9 million increase in other miscellaneous revenue, slightly offset by a $0.1 million decrease in Rock Spa. Management believes the entertainment revenue increased due to additional patron volume as a result of opening the new expanded Joint in April 2009 and hosting six additional concerts during the second quarter of 2009. We hosted 32 entertainment events during the quarter ended June 30, 2009, compared to 26 entertainment events during the quarter ended June 30, 2008.

Promotional Allowances. Promotional allowances increased $1.9 million or 35.8% in the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. Promotional allowances increased as a percentage of total revenues to 13.3% from 9.8% between periods. The increase in promotional allowances was due to additional promotional allowances offered by Body English and increased promotional activity by the casino marketing staff.
Casino Expenses. Casino expenses increased $1.1 million or 13.2% to $9.6 million for the quarter ended June 30, 2009, compared to $8.5 million for the quarter ended June 30, 2008. The increase in casino expenses was primarily due to a $0.7 million increase in complimentary expenses (items furnished to customers on a complimentary basis), a $0.3 million increase in customer discounts and a $0.2 million increase in taxes and licenses, slightly offset by a $0.1 million decrease in payroll and related expenses. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.
Lodging Expenses. Lodging costs and expenses decreased 31.3% or $0.7 million to $1.6 million for the quarter ended June 30, 2009, compared to $2.3 million for the quarter ended June 30, 2008. The decrease in lodging expenses was primarily due to a $0.2 million decrease in labor and related expenses, a $0.1 million decrease in credit card fees, a $0.1 million decrease in laundry expense and a $0.3 million decrease in other miscellaneous operating supplies.
Food and Beverage Costs and Expenses. Food and beverage costs and expenses decreased by 2.3% or $0.2 million to $10.6 million for the quarter ended June 30, 2009, compared to $10.8 million for the quarter ended June 30, 2008. Food and beverage costs and expenses in relation to food and beverage revenues decreased to 49.5% from 50.3% in the prior year on decreases in food and beverage revenues of 0.6% to $21.4 million from $21.5 million. The decrease in food and beverage costs and expenses was primarily due to a $0.2 million decrease in food and beverage product costs, $0.3 million decrease in complimentary expenses (items furnished to customers on a complimentary basis) and a $0.2 million decrease in professional services for disc jockeys and special events, partially offset by a $0.4 million increase in payroll and related expenses and a $0.1 million increase in other miscellaneous operating supplies. Management believes that the disruption to parking due to the construction of the expansion project had a negative impact on patron visitation of the food and beverage outlets at the Hard Rock.
Retail Costs and Expenses. Retail costs and expenses increased slightly, 16% or $128,000 in the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008.
Other Costs and Expenses. Other costs and expenses increased 52.4% or $1.9 million to $5.6 million for the quarter ended June 30, 2009, compared to $3.7 million for the quarter ended June 30, 2008. Other costs and expenses in relation to other income decreased to 55.7% from 82.4%. The increase in other costs and expenses was due to a $1.9 million increase in concert and event costs as a result of hosting six additional entertainment events during the quarter ended June 30, 2009.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased 14.3% or $1.3 million in the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. Marketing, general and administrative expenses in relation to gross revenues decreased to 14.9% from 17.3%. The decrease in marketing, general and administrative expenses was primarily due to a $1.0 million decrease in advertising and marketing of special events and a $0.3 million decrease in payroll and related expenses.
Management Fee—Related Party. Management fee—related party expenses remained flat at $2.1 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues, including casino rents and all other rental income, and a chain service expense reimbursement. The reimbursement is subject to a cap of 1.5% of defined non-gaming revenues, including casino rents and all other income.
Depreciation and Amortization. Depreciation and amortization expense decreased by $2.1 million to $4.9 million for the quarter ended June 30, 2009, compared to $7.0 million for the quarter ended June 30, 2008. The decrease in depreciation and amortization expense is a result of fully amortizing as of February 2009 the host non-compete agreements the Company entered into in connection with its acquisition of the Hard Rock.
Interest Expense. Interest expense increased $3.9 million or 23.9% to $20.1 million for the quarter ended June 30, 2009, compared to $16.2 million for the quarter ended June 30, 2008. The increase in interest expense reflected the additional interest expense resulting from an increase in loan proceeds due to the expansion project, offset by a decrease in the London Interbank Offered Rate (“LIBOR”). The deferred financing amortization occurs over the 36-month life of the applicable loans at approximately $1.5 million per month. Payments on the debt under the CMBS facility are based upon LIBOR, plus a spread of 4.25%. Payments on the debt under the land acquisition financing are based on 30-day LIBOR, plus a blended spread of 17.9%.

Pre-opening Expenses. Pre-opening expenses increased $3.4 million to $4.7 million for the quarter ended June 30, 2009, compared to $1.4 million for the quarter ended June 30, 2008. The increase in pre-opening expenses was primarily due to $2.6 million in expenses related to opening the new expanded Joint and meeting space in the second quarter of 2009 and $1.8 million in expenses related to opening new guestroom towers, which are scheduled to open in August and December of 2009.
Income Taxes. We reported no income tax benefit for the quarter ended June 30, 2009 because we maintain a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”), and as further discussed below. As a result of the purchase allocation on February 1, 2007, we had net deferred tax liabilities of $17.5 million, which was $2.3 million in excess of deferred tax liabilities on indefinite life intangible assets. Subsequent to the closing date of the acquisition of the Hard Rock and as of June 30, 2008, deferred tax liabilities of $11.0 million were utilized against deferred tax assets recognized as a result of post-acquisition net operating losses. In addition, subsequent to the closing date of the acquisition of the Hard Rock, we established and continued to maintain a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
Other Comprehensive Loss. For the quarter ended June 30, 2009, the total fair value of derivative instruments that qualified for hedge accounting changed by $6.4 million and was included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivative instruments that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive (Loss) Income. Comprehensive loss was $17.5 million for the quarter ended June 30, 2009, compared to a net loss of $15.6 million for the quarter ended June 30, 2008. The increase in comprehensive loss was due to the factors described above.

Comparison of the Six Month Period Ended June 30, 2009 to the Six Month Period Ended June 30, 2008
The following table presents our consolidated operating results for the six month periods ended June 30, 2009 and 2008, and the change in such data between the two periods.

	Six Month	Six Month
	Period Ended	Period Ended	Change	Change
	June 30, 2009	June 30, 2008	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$24,859	$28,299	$(3,440)	-12.2%
Lodging	15,842	22,148	(6,306)	-28.5%
Food and beverage	33,598	37,520	(3,922)	-10.5%
Retail	2,622	3,189	(567)	-17.8%
Other	12,384	8,655	3,729	43.1%

Gross revenues	89,305	99,811	(10,506)	-10.5%
Less: promotional allowances	(12,184)	(10,101)	(2,083)	20.6%

Net revenues	77,121	89,710	(12,589)	-14.0%

COSTS AND EXPENSES:
Casino	19,818	17,558	(2,260)	-12.9%
Lodging	2,905	4,563	1,658	36.3%
Food and beverage	18,045	20,210	2,165	10.7%
Retail	1,456	1,471	15	1.0%
Other	7,454	7,219	(235)	-3.3%
Marketing	1,898	3,227	1,329	41.2%
Management fee—related party	3,288	3,838	550	14.3%
General and administrative	13,727	16,628	2,901	17.4%
Merger costs	—	—	—	0.0%
Depreciation and amortization	10,373	12,001	1,628	13.6%
Loss on disposal of assets	—	6	6	100.0%
Pre-opening	6,147	2,737	(3,410)	-124.6%

Total costs and expenses	85,111	89,458	4,347	4.9%

INCOME (LOSS) FROM OPERATIONS	(7,990)	252	(8,242)	-3,269.2%
Interest income	321	499	(178)	-35.7%
Interest expense, net of capitalized interest	(40,067)	(36,087)	(3,980)	11.0%

Net loss	(47,736)	(35,336)	(12,400)	35.1%
Other Comprehensive Loss:
Unrealized gain (loss) on cash flow hedges, net of tax	5,898	(2,846)	8,744	-307.2%

Comprehensive loss	$(41,838)	$(38,182)	$(3,656)	9.6%

Results of Operations for the Six Month Period Ended June 30, 2009 Compared to the Results of Operations for the Six Month Period Ended June 30, 2008
Net Revenues. Net revenues decreased $12.6 million or 14.0% to $77.1 million for the six month period ended June 30, 2009, compared to $89.7 million for the six month period ended June 30, 2008. The decrease in net revenues was primarily due to a $3.4 million or 12.2% decrease in casino revenue, a $6.3 million or 28.5% decrease in lodging revenue, a $3.9 million or 10.5% decrease in food and beverage revenue, a $0.6 million or 17.8% decrease in retail revenues and a $2.1 million or 20.6% increase in promotional allowances related to items furnished to customers on a complimentary basis. These decreases in revenue and increase in promotional allowances were slightly offset by a $3.7 million or 43.1% increase in other revenues.
Casino Revenues. Casino revenues decreased $3.4 million to $24.9 million for the six month period ended June 30, 2009, compared to $28.3 million for the six month period ended June 30, 2008. The decrease in casino revenues was primarily due to a $3.1 million or 16.0% decrease in table games revenue, a $0.8 million or 9.8% decrease in slot revenue and a $0.7 million or 34.4% decrease in race and sports revenue, slightly offset by $0.8 million poker revenue from the poker lounge, which was not open during the quarter ended June 30, 2008. The decrease in table games revenues was due to a decrease in table game hold percentage and a decrease in table game drop. Management believes that table game drop decreased due to a decline in visitation, resulting from poor economic conditions and the loss of the surface lots used in the expansion of the new Joint and meeting space. Table game hold percentage decreased 170 basis points to 12.3% from 14.0%, which was within the expected range of 12% to 16%. Table game drop decreased $5.4 million or 3.8% to $133.6 million from $139 million. The average number of table games in operations was increased from 84 tables in 2008 to 87 tables in 2009. The net result of these changes in table game drop and table game hold percentage was a decrease in win per table game per day to $1,076 from $1,280, a decrease of $204 or 15.9%. We have historically reported table game hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the six month period ended June 30, 2009 was 15.4%, compared to 17.2% for the six month period ended June 30, 2008. Slot machine revenues decreased $0.8 million to $7.0 million from $7.8 million. Slot machine handle decreased $61.1 million to $161.6 million from $222.7 million. Management believes that a high limit slot tournament that was held during the six month period ended June 30, 2008, and that was not repeated during the six month period ended June 30, 2009, contributed to the decrease in slot machine handle. Slot machine hold percentage increased 80 basis points to 4.3% from 3.5%. The average number of slot machines in operation increased to 522 from 505, an increase of 17 slot machines or 3.4%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $74.16 from $92.44, a decrease of $18.28 or 19.8%. Race and sports book revenue decreased $0.7 million due to a decrease in race and sports book write and a decrease in hold percentage. The race and sports book write decreased $0.7 million to $10.7 million from $11.4 million. Race and sports book hold percentage decreased 2.7% to 6.3% from 9.1%, which was within the expected range of four percent to eight percent.
Lodging Revenues. Lodging revenues decreased $6.3 million to $15.8 million for the six month period ended June 30, 2009, compared to $22.1 million for the six month period ended June 30, 2008. The decrease in lodging revenues was primarily due to a decrease in average daily rate to $157 from $201 that management believes resulted from poor economic conditions and a general softening of rates within the Las Vegas market. Hotel occupancy to 90.8% from 94.2% between periods.
Food and Beverage Revenues. Food and beverage revenues decreased $3.9 million to $33.6 million for the six month period ended June 30, 2009, compared to $37.5 million for the six month period ended June 30, 2008. The decrease in food and beverage revenues was primarily due to a $2.2 million decrease in banquets, a $1.9 million decrease in Body English, a $0.8 million decrease in Ago, a $0.6 million decrease in Center Bar, a $0.4 million decrease in A.J.’s Steakhouse, a $0.3 million decrease in Mr. Lucky’s, a $0.3 million decrease in Pink Taco, a $0.3 million decrease in room service, a $0.3 million decrease in Service Bar and a $0.1 million decrease in Sports Deluxe, which was not in operation during the six month period ended June 30, 2009 as a result of relocating the high limit slot area to its space. A.J.’s Steakhouse was closed in January 2009 to undergo renovations prior to opening in April 2009 as Rare 120. These decreases were partially offset by a $2.0 million increase in Wasted Space, a $0.6 million increase in the poker lounge, a $0.4 million increase in the Beach Club and a $0.3 million increase in the Joint. Each of Wasted Space and the poker lounge opened subsequent to the six month period ended June 30, 2008. Management believes that poor economic conditions coupled with the disruption to parking due to the construction of the expansion project had a negative impact on patron visitation of the food and beverage outlets at the Hard Rock.
Retail Revenues. Retail revenues decreased $0.6 million to $2.6 million for the six month period ended June 30, 2009, compared to $3.2 million for the six month period ended June 30, 2008. The decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment, the addition of other retail operations in Las Vegas and the disruption to parking due to the construction of the expansion project.

Other Revenues. Other revenues increased $3.7 million to $12.4 million for the six month period ended June 30, 2009, compared to $8.7 million for the six month period ended June 30, 2008. The increase in other revenues was due to a $3.6 million increase in entertainment revenue, a $0.2 million increase in the Beach Club retail and a $0.1 million increase in other miscellaneous revenue, partially offset by a $0.2 million decrease in Rock Spa. Management believes the entertainment revenue increased due to additional patron volume as a result of opening the new expanded Joint in April 2009. We hosted 37 entertainment events during the six month period ended June 30, 2009, compared to 50 during the six month period ended June 30, 2008. The reduction in entertainment events was a result of closing the old Joint for renovation in February 2009 and not re-opening it until April 2009.
Promotional Allowances. Promotional allowances increased $2.1 million or 20.6% to $12.2 million for the six month period ended June 30, 2009, compared to $10.1 million for the six month period ended June 30, 2008. Promotional allowances increased as a percentage of total revenues to 13.6% from 10.1% between periods. The increase in promotional allowances was due to additional promotional allowances offered by Body English and increased promotional activity by the casino marketing staff.
Casino Expenses. Casino expenses increased $2.3 million or 12.9% to $19.8 million for the six month period ended June 30, 2009, compared to $17.6 million for the six month period ended June 30, 2008. The increase in casino expenses was primarily due to a $1.1 million increase in complimentary expenses (items furnished to customers on a complimentary basis), a $0.9 million increase in customer discounts, a $0.3 million increase in bad debt expense, a $0.3 million increase in taxes and licenses and a $0.2 million increase in travel reimbursements. These increases were partially offset by $0.3 million decrease in payroll and related expenses and $0.2 million decrease in promotional events and activities. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Management believes bad debt is increasing due to a number of factors affecting consumers, including a slowdown in the economy and other economic factors.
Lodging Expenses. Lodging costs and expenses decreased 36.3% or $1.7 million to $2.9 million for the six month period ended June 30, 2009, compared to $4.6 million for the six month period ended June 30, 2008. Lodging expenses in relation to lodging revenues decreased to 18.3% from 20.6% in the prior period. The decrease in lodging expenses was primarily due to a $0.4 million decrease in labor and related expenses, a $0.2 million decrease in credit card fees, a $0.2 million decrease in contract maintenance, a $0.2 million decrease in laundry expense and a $0.7 million decrease in other miscellaneous operating supplies.
Food and Beverage Costs and Expenses. Food and beverage costs and expenses decreased by 10.7% or $2.2 million to $18.0 million for the six month period ended June 30, 2009, compared to $20.2 million for the six month period ended June 30, 2008. Food and beverage costs and expenses in relation to food and beverage revenues decreased slightly to 53.7% from 53.9% in the prior year due primarily to decreases in food and beverage revenues of 10.5% to $33.6 million from $37.5 million. The decrease in food and beverage costs and expenses was primarily due to a $1.4 million decrease in food and beverage product costs, a $0.3 million decrease in professional services for disc jockeys and special events, a $3.0 million decrease in complimentary expenses (items furnished to customers on a complimentary basis) and a $0.2 million decrease in miscellaneous operating expenses.
Retail Costs and Expenses. Retail costs and expenses decreased 1.0% or $15,000 in the six month period ended June 30, 2009, compared to the six month period ended June 30, 2008. The decrease in retail costs and expenses was due to improved controls and a more focused buying effort.
Other Costs and Expenses. Other costs and expenses increased 3.3% or $0.2 million in the six month period ended June 30, 2009, compared to the six month period ended June 30, 2008. Other costs and expenses in relation to other income decreased to 60.2% from 83.4%. The increase in other costs and expenses was primarily due to a $0.8 million increase in entertainment expenses, partially offset by a $0.2 million decrease in payroll and related expenses, a $0.1 million decrease in contract maintenance and a $0.2 million decrease in miscellaneous operating expenses.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased 21.3% or $4.2 million in the six month period ended June 30, 2009, compared to the six month period ended June 30, 2008. Marketing, general and administrative expenses in relation to gross revenues decreased to 17.5% from 19.9%. The decrease in marketing, general and administrative expenses was primarily due to a $1.0 million decrease in payroll and related expenses, a $1.0 million decrease in advertising and marketing of special events, a $0.4 million decrease in utilities, a $4.0 million decrease in complimentary expenses (items furnished to customers on a complimentary basis), a $0.2 million decrease in contract maintenance, a $0.2 million decrease in property insurance, a $0.1 million decrease in contract services and a $0.9 million decrease in miscellaneous operating expenses.
Management Fee—Related Party. Management fee—related party expenses decreased $0.5 million or 14.3% to $3.3 million for the six month period ended June 30, 2009, compared to $3.8 million for the six month period ended June 30, 2008. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues, including casino rents and all other rental income, and a chain service expense reimbursement. The reimbursement is subject to a cap of 1.5% of defined non-gaming revenues, including casino rental and all other income.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1.6 million to $10.4 million for the six month period ended June 30, 2009, compared to $12.0 million for the six month period ended June 30, 2008. The decrease in depreciation and amortization expense is based upon the estimated fair value of the assets acquired in the acquisition of the Hard Rock.
Interest Expense. Interest expense increased $4.0 million or 11.0% to $40.1 million for the six month period ended June 30, 2009, compared to $36.1 million for the six month period ended June 30, 2008. The increase in interest expense reflected the additional interest expense resulting from an increase in loan proceeds due to the expansion project, offset by a decrease in LIBOR. The deferred financing amortization occurs over the 36-month life of the applicable loans at approximately $1.5 million per month. We incurred approximately $123.2 million of new debt under the CMBS facility during the six month period ended June 30, 2008. Payments of the new debt under the CMBS facility are based upon LIBOR, plus a spread of 4.25%. Payments on the debt under the land acquisition financing are based on 30-day LIBOR, plus a blended spread of 17.9%.
Pre-opening Expenses. Pre-opening expenses increased $3.4 million to $6.1 million for the six month period ended June 30, 2009, compared to $2.7 million for the six month period ended June 30, 2008. The increase in pre-opening expenses was primarily due to $3.1 million in expenses related to opening new guestroom towers, which are scheduled to open in August and December of 2009, $2.7 million in expenses related to opening the new expanded Joint and meeting space in April 2009 and $0.3 million in expenses related to opening Rare 120 in April 2009.
Income Taxes. We reported no income tax benefit for the six month period ended June 30, 2009 because we maintain a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under SFAS No. 109 and as further discussed below. As a result of the purchase allocation on February 1, 2007, we had net deferred tax liabilities of $17.5 million, which was $2.3 million in excess of deferred tax liabilities on indefinite life intangible assets. Subsequent to the closing date of the acquisition of the Hard Rock and as of June 30, 2008, deferred tax liabilities of $11.0 million were utilized against deferred tax assets recognized as a result of post acquisition net operating losses. In addition, subsequent to the closing date of the acquisition of the Hard Rock, we established and continued to maintain a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
Other Comprehensive Loss. For the six month period ended June 30, 2009, the total fair value of derivative instruments that qualified for hedge accounting changed by $8.7 million and was included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivative instruments that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive Loss. Comprehensive loss was $41.8 million for the six month period ended June 30, 2009, compared to a net loss of $38.2 million for the six month period ended June 30, 2008. The increase in comprehensive loss was due to the factors described above.
Liquidity and Capital Resources
Potential Sources of Liquidity
CMBS Facility. In connection with our acquisition of the Hard Rock, certain of our subsidiaries entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS facility”). The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of June 30, 2009, we had drawn $492.0 million from the construction loan. We anticipate drawing additional amounts from the construction loan as needed.
The loan agreements governing the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. In addition, the loan agreements governing the CMBS facility include covenants requiring that we maintain a minimum interest reserve balance and ensure that shortfalls under the construction loan do not occur. During the quarter ended June 30, 2009, we received several notices from the lenders under the CMBS facility alleging the existence of various shortfalls with respect to the interest reserve fund and construction loan. In each case, we deposited the funds necessary to cure such shortfalls and, as of June 30, 2009, were in compliance with these interest reserve maintenance and construction loan shortfall covenants.

We have entered into a term sheet with the lenders under the CMBS facility to amend the terms of the loan agreements governing the CMBS facility and are currently working with such lenders to complete due diligence and prepare definitive documentation. We cannot assure you that we will complete the amendment process with the lenders under the CMBS facility on a timely basis or at all
Equity Contributions. Under the Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of May 30, 2008 (as amended, the “JV Agreement”), subject to the terms and conditions contained therein, the DLJMB Parties committed to make additional capital contributions to us in an aggregate amount of up to $254.0 million (referred to as the “New Capital”). Of the New Capital amount, up to $144.0 million has been allocated to the expansion project (including certain interest payment and cash requirements of the Company during the pre-construction and construction periods of the expansion project). As of June 30, 2009, the DLJMB Parties had fully satisfied this portion of the New Capital commitment. Up to $110.0 million of the New Capital amount has been allocated (to the extent needed) to fund capital requirements relating to the approximately 15 acres of excess land located adjacent to the Hard Rock. As of June 30, 2009, approximately $35.0 million was remaining under this portion of the New Capital commitment, which may be used (to the extent needed) to fund certain interest reserve and prepayment premium requirements related to our land acquisition financing.
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
During the six month period ended June 30, 2009, the DLJMB Parties contributed $11.2 million in cash to, and posted $21.2 million in letters of credit on behalf of, the Company and the Morgans Parties did not contribute any cash to, or post any letters of credit on behalf of, the Company. For the period from the closing of the acquisition of the Hard Rock on February 2, 2007 through June 30, 2009, the DLJMB Parties had cumulatively contributed an aggregate of $256.0 million in cash to, and had posted an aggregate of $140.5 million in letters of credit on behalf of, the Company and the Morgans Parties had cumulatively contributed an aggregate of $61.7 million in cash to, and had posted an aggregate of $11.1 million in letters of credit on behalf of, the Company. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project at the Hard Rock.
Liquidity Requirements
As of June 30, 2009, we had approximately $13.0 million in available cash and cash equivalents. As of June 30, 2009, our total long-term debt, including the current portion, was approximately $1.2 billion and our total member’s deficit was approximately $92.1 million. We have both short-term and long-term liquidity requirements as described in more detail below.
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
On February 22, 2008, we entered into a construction management and general contractor’s agreement with M.J. Dean Corporation Inc. (“MJ Dean”), which sets forth the terms and conditions governing MJ Dean’s construction of the expansion project. The agreement provides for the expansion project to be broken into multiple phases, each of which will be the subject of a separate guaranteed maximum price work authorization order. As of June 30, 2009, we had delivered work authorization orders to MJ Dean for an aggregate of $570.1 million of work. The work called for under such work authorization orders cover each significant phase of the expansion project.
We have also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”) that sets forth the terms and conditions that govern PCI’s construction of the new west pool project at the Hard Rock. The agreement includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project calls for an aggregate of $19.9 million of work.
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

We expect our short-term liquidity requirements for the next 12 months to include (i) expenditures of $365 million (of the total budgeted amount of $760 million) for the expansion and renovation project at the Hard Rock, (ii) additional expenses of three percent of our gross revenues for replacements and refurbishments at the Hard Rock, (iii) $50 million in maturing debt under our land acquisition financing (if the maturity extension described below is not implemented) and (iv) amounts necessary to fund any operating deficiencies.
As of June 30, 2009, we had signed construction commitments for an aggregate of approximately $642.7 million, comprised of commitments to MJ Dean and PCI and other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of June 30, 2009, we had incurred approximately $395.0 million in project costs under our construction commitments and had $247.8 million remaining commitments outstanding.
On August 1, 2008, we completed an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, one of our subsidiaries entered into a $50.0 million land acquisition financing. The land acquisition financing currently matures on September 4, 2009. We have entered into a term sheet with the lenders under the land acquisition financing to extend the maturity date to August 9, 2011 and are currently working with such lenders to complete due diligence and prepare definitive documentation. We cannot assure you that we will be able to extend the maturity date of the land acquisition financing on a timely basis or at all.
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
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt payments and perform necessary renovations and other non-recurring capital expenditures that need to be made periodically in connection with the Hard Rock. The CMBS facility currently matures on February 9, 2010, subject to two one-year options to extend the maturity date provided that we satisfy certain conditions, including meeting a specified debt-yield percentage. We have entered into a term sheet with the lenders under the CMBS facility to amend the terms of the loan agreements governing the CMBS facility, including to extend the maturity date of the loans under the CMBS facility, and are currently working with such lenders to complete due diligence and prepare definitive documentation. We cannot assure you that we will be able to extend the maturity dates of the loans under the CMBS facility on a timely basis or at all.
We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, licensing of our intellectual property, capital contributions from our members and borrowings under the CMBS facility. Other sources of capital may be sales of equity securities and/or cash generated through property dispositions and joint venture transactions.
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

Cash Flows for the Six Month Period Ended June 30, 2009 Compared to Cash Flows for the Six Month Period Ended June 30, 2008
Operating Activities. Net cash used by operating activities amounted to $15.1 million for the six month period ended June 30, 2009, compared to $7.8 million for the six month period ended June 30, 2008. The increase in cash used in operating activities was primarily due to a decline in net cash from operations as a result of lower customer volume and an increase in debt and corresponding interest expense on such increased debt.
Investing Activities. Net cash used in investing activities amounted to $116.5 million for the six month period ended June 30, 2009, compared to $87.7 million for the six month period ended June 30, 2008. The additional cash used in investing activities primarily related to the construction expenses of our ongoing expansion project at the Hard Rock and the change in restricted reserve accounts under the CMBS facility.
Financing Activities. Net cash provided by financing activities amounted to $134.4 million for the six month period ended June 30, 2009, compared to $99.0 million for the six month period ended June 30, 2008. The increase in cash provided by financing activities represented an additional $123.2 million of borrowings under the CMBS facility and $11.2 million in capital contributions from our members, offset by a $45,000 reduction in loan financing costs.
Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock by the terms of the CMBS facility. Our capital expenditures relate primarily to initial renovations at the Hard Rock and periodic replacement or refurbishment of furniture, fixtures and equipment. On the closing date of our acquisition of the Hard Rock, we deposited $35 million into an initial renovation reserve fund to be held as additional collateral for loans under the CMBS facility for the payment of initial renovations to the Hard Rock. The lenders under the CMBS facility will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement set forth in the loan agreements governing the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund in amounts equal to three percent of our gross revenues and requires that such funds be set aside as restricted cash. As of June 30, 2009, an aggregate of $1.1 million and $1.1 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and the replacements and refurbishments reserve fund, respectively.
In addition, we are also obligated to maintain a reserve fund for interest expense by the terms of the loan agreements governing the CMBS facility. On the closing date of our acquisition of the Hard Rock, we deposited $45 million into an interest reserve fund to be held as additional collateral for the loans under the CMBS facility for the payment of interest expense shortfalls. The lenders under the CMBS facility will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under terms set forth in the loan agreements governing the CMBS facility. During the quarter ended June 30, 2009, we received several notices from the lenders under the CMBS facility alleging the existence of various shortfalls with respect to the interest reserve fund and construction loan. In each case, we deposited the funds necessary to cure such shortfalls and, as of June 30, 2009, were in compliance with these interest reserve maintenance and construction loan shortfall covenants. As of June 30, 2009, $4.5 million was available in restricted cash reserves for interest expense in the interest reserve fund.
At the applicable lenders option, the unfunded portion of the construction loan under the CMBS facility may be advanced and deposited with the lenders in an account referred to as the “construction loan reserve account.” The funds in the construction loan reserve account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the construction loan reserve account in lieu of a construction loan advance, to the extent funds are available in the construction loan reserve account. As of June 30, 2009, $24.2 million was available in restricted cash reserves in the construction loan reserve account.
Derivative Financial Instruments
We use derivative financial instruments to manage our exposure to the interest rate risks related to the variable rate debt under the CMBS facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and certain other factors. The fair value of our derivative financial instruments is determined by our management. The methods used by our management incorporate standard market conventions and techniques such as discounted cash flow and option pricing models to determine fair value. While we believe these methods of estimating fair value result in general approximation of value, we cannot assure you that such value will be realized.
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
Contractual Obligations and Commitments
We have entered into a design build agreement with PCI that sets forth the terms and conditions governing PCI’s construction of the new west pool project at the Hard Rock. The agreement includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $19.9 million of work.
We have signed construction commitments for an aggregate of approximately $642.7 million, comprised of commitments to MJ Dean and PCI and other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of June 30, 2009, we had incurred approximately $395.0 million in project costs under our construction commitments and had $247.8 million remaining commitments outstanding.
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
Impairment of Intangible Assets and Other Long-lived Assets
We have a significant investment in intangible assets and other long-lived assets. We evaluate our intangible assets and other long-lived assets in accordance with the applications of SFAS No. 142, Goodwill and Other Intangible Assets, related to other intangible assets, and of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, related to possible impairment of or disposal of long-lived assets. For indefinite-life intangible assets, we review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.

Inherent in reviewing the carrying amounts of the long-lived assets is the use of various estimates. First, our management must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent our management decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and our management exercises some discretion in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates where we conduct our operations as well as recent operating information and budgets for our business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Hard Rock.
Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. While certain of the inputs used in our valuation model for assessing the value relative to our indefinite-lived intangible assets potentially constitute Level 2 inputs (observable inputs), we often apply adjustments to the inputs, and, thus, render those inputs as Level 3 (unobservable inputs). As a result, the majority of our inputs used in our valuation model constitute Level 3 inputs. No significant events occurred during the quarter ended June 30, 2009 that would indicate impairment exists.
Non-financial assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for non-financial assets in the fourth quarter of each fiscal year. Most of the inputs used in our valuation model for assessing the value relative to our non-financial assets constitute Level 2 inputs. No significant events occurred during the quarter ended June 30, 2009 that would indicate impairment exists.
Depreciation and Amortization Expense
Depreciation expense is based on the estimated useful life of our assets. The respective lives of the assets are based on a number of assumptions made by us, including the cost and timing of capital expenditures to maintain and refurbish the Hard Rock, as well as specific market and economic conditions. Depreciation and amortization are computed using the straight-line method over the estimated useful lives for financial reporting purposes and accelerated methods for income tax purposes.
While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of the Hard Rock or any of our other assets. Substantially all property and equipment is pledged as collateral for our long-term debt.
Capitalized Interest
We capitalize interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. We amortize capitalized interest over the estimated useful life of the related asset. For the six month period ended June 30, 2009, capitalized interest totaled $9.3 million.
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

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate caps as part of our cash flow hedging strategy. During the quarter ended June 30, 2009, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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
Fair Value Measurements
SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). We have applied SFAS No. 157 to recognize the liability related to our derivative instruments at fair value to consider the changes in our creditworthiness and the creditworthiness of our counterparties in determining any credit valuation adjustments.
Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly-quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or any of our counterparties. However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2009, the total value of the interest rate caps valued under SFAS No. 157 included in other assets was approximately $3,000.
Although we have determined that the majority of the inputs used to value our long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or our lenders. However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our long-term debt and have determined that the credit valuation adjustments are not significant to the overall valuation of our long-term debt. As a result, we have determined that our long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2009, the total fair value of our long-term debt valued under SFAS No. 157 did not materially differ from its carrying value of approximately $1.2 billion.

Share-Based Payments
Our only share-based award activity is the grant of Class C Units of the Company to certain executive officers. Under SFAS No. 123R, Share-Based Payment, at January 14, 2009, the Class C Units were valued at zero as they will be subordinate to the capital contributions of our other members and all of our outstanding debt, which currently exceeds the fair market value of the Company. No increase in the fair market value of the Company is expected as of June 30, 2009. The Class C Units contain certain vesting conditions, including time thresholds, our attainment of performance targets and our completion of milestones related to our expansion project. As of June 30, 2009, no GAAP expense has been recorded for the Class C Units. No taxable event occurs with respect to the Class C Units until they fully vest and are available to the respective grantee.
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
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earnings and losses. Our management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended June 30, 2009, we maintained a valuation allowance equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to land and indefinite life intangible assets).
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. As of December 31, 2008 and June 30, 2009, we had zero unrecognized tax benefits. We do not believe we will have any material changes in our unrecognized tax positions over the next 12 months. We do not have any interest or penalties associated with any unrecognized tax benefits.
Allowance for Uncollectible Receivables
Substantially all of our accounts receivable are unsecured and are due primarily from our casino and hotel patrons and convention functions. Financial instruments that potentially subject us to concentrations of credit risk consist principally of casino accounts receivable. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectibility of such receivables.
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when our management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as our management’s experience with collection trends in the casino industry and current economic and business conditions. Our management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables, and the results of collection efforts to date, especially with regard to significant accounts. Change in customer liquidity or financial condition could affect the collectibility of that account, resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to our results of operations.
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by SFAS No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no material impact on our consolidated financial statements.
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
On May 28, 2009 the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). We adopted SFAS No. 165 in the second quarter of 2009. SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, specifically, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our existing credit facilities has a variable interest rate. We are, therefore, most vulnerable to changes in short-term U.S. prime interest rates. We use certain derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and certain other factors. As of June 30, 2009, our total outstanding debt, including the current portion, was approximately $1.2 billion, all of which was variable rate debt. We have entered into hedge agreements for the CMBS facility that cap LIBOR at 2.5%. We have also entered into a hedge agreement for our land acquisition financing that caps LIBOR at 2.5%. At June 30, 2009, the LIBOR index rate applicable to us was 0.344% thereby making the interest rate caps for the CMBS facility and the land acquisition financing out of the money. Subject to the interest rate caps, as of June 30, 2009, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.5 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.5 million.

Item 4.	Controls and Procedures.
(a) Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our principal executive officer and principal financial officer have concluded the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
We have been named as a defendant in two lawsuits, Matix, LLC, et al. v. Peter Morton, et al., Case No. A518414, and Stealth Holdings, LLC v. Christopher Milam, et al., Case No. A527202, which have been consolidated in the Eighth Judicial District Court of the State of Nevada. These lawsuits stem from the cancellation of the formerly proposed condominium development on the real property adjacent to the Hard Rock. The plaintiffs assert that they are investors who invested in entities controlled by Christopher Milam, which had contracted with entities owned and/or controlled by Peter Morton for the construction and ownership of the proposed condominium development. Following cancellation of the proposed condominium development, the plaintiffs sued, claiming that they were entitled to recovery of their investments. As their claims relate to us, the plaintiffs have alleged, inter alia, that we aided and abetted Mr. Morton’s commission of fraud, and that we were unjustly enriched by plaintiffs’ investments. Mr. Morton has agreed to indemnify us and our affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against us or our affiliates, under the terms set forth in the contract under which we acquired the Hard Rock and related assets. Trial in these consolidated lawsuits is currently scheduled for September 15, 2009.
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
For a complete description of the facts and circumstances of any material litigation to which we are a party, see our Annual Report on Form 10-K for the year ended December 31, 2008. No new material litigation has occurred during the quarter ended June 30, 2009.

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

HARD ROCK HOTEL HOLDINGS, LLC
August 7, 2009	By:	/S/ ARNOLD D. BOSWELL
		Name:	Arnold D. Boswell
		Title:	Chief Financial Officer of HRHI
August 7, 2009	By:	/S/ RICHARD SZYMANSKI
		Name:	Richard Szymanski
		Title:	Vice President, Secretary and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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