Form 10-Q
period 2009-09-30
Hard Rock Hotel Holdings, LLC
filed 2009-11-09
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52992

Hard Rock Hotel Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 4455 Paradise Road, Las Vegas, NV (Address of principal executive office)	16-1782658 (I.R.S. employer identification no.) 89169 (Zip Code)
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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued recessionary economic and market conditions, particularly in levels of spending in the hotel, resort and casino industry; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequently filed Quarterly Reports on Form 10-Q in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
References in this report to the “Company,” “we,” “our” or “us” refer to Hard Rock Hotel Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Sep 30, 2009	Dec 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,170	$10,148
Accounts receivable, net	16,296	12,576
Inventories	2,903	2,950
Prepaid expenses and other current assets	3,532	2,986
Asset held for sale	95,160	95,160
Related party receivable	2	278
Restricted cash	120,600	178,739

Total current assets	248,663	302,837
Property and equipment, net of accumulated depreciation and amortization	1,098,493	784,127
Intangible assets, net	50,157	53,847
Deferred financing costs, net	6,321	22,037
Interest rate caps, at fair value	—	106

TOTAL ASSETS	$1,403,634	$1,162,954

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$10,717	$6,291
Construction related payables	74,009	59,898
Related party payables	7,492	3,401
Accrued expenses	12,206	10,286
Interest payable	3,597	3,926
Current portion of long-term debt	50,000	50,000

Total current liabilities	158,021	133,802

Deferred tax liability	56,853	56,853
Long-term debt	1,157,024	1,033,813

Total long-term liabilities	1,213,877	1,090,666

Total liabilities	1,371,898	1,224,468

Commitments and Contingencies (see Note 5)
Members’ equity (deficit):
Paid-in capital	459,857	306,596
Accumulated other comprehensive loss	(7,132)	(17,194)
Accumulated deficit	(420,989)	(350,916)

Total members’ equity (deficit)	31,736	(61,514)

TOTAL LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)	$1,403,634	$1,162,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008
Revenues:
Casino	$9,763	$14,261	$34,622	$42,559
Lodging	10,396	9,992	26,238	32,139
Food and beverage	25,358	20,331	58,956	57,851
Retail	1,416	1,737	4,038	4,927
Other income	9,151	4,722	21,535	13,377

Gross revenues	56,084	51,043	145,389	150,853

Less: promotional allowances	(7,142)	(5,220)	(19,326)	(15,321)

Net revenues	48,942	45,823	126,063	135,532

Costs and expenses:
Casino	10,356	9,281	30,174	26,837
Lodging	2,276	2,106	5,181	6,670
Food and beverage	11,137	10,488	29,182	30,697
Retail	848	805	2,304	2,276
Other	8,336	2,966	15,790	10,185
Marketing	1,437	1,692	3,335	4,919
Fees and expense reimbursements — related party	2,311	1,935	5,599	5,773
General and administrative	7,033	11,054	20,760	27,683
Depreciation and amortization	6,273	5,351	16,646	17,352
Loss on disposal of assets	89	20	89	26
Pre-opening	1,859	1,928	8,006	4,664

Total costs and expenses	51,955	47,626	137,066	137,082

Loss From Operations	(3,013)	(1,803)	(11,003)	(1,550)

Other income (expense):
Interest income	9	532	330	1,031
Interest expense, net of capitalized interest	(19,334)	(20,800)	(59,401)	(56,887)

Other expenses, net	(19,325)	(20,268)	(59,071)	(55,856)

Net loss	(22,338)	(22,071)	(70,074)	(57,406)
Other comprehensive gain (loss):
Unrealized gain (loss) on cash flow hedges, net of tax	4,164	(2,210)	10,062	(5,056)

Comprehensive loss	$(18,174)	$(24,281)	$(60,012)	$(62,462)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended	Nine Months Ended
	Sep 30, 2009	Sep 30, 2008
Cash flows from operating activities:
Net loss	$(70,074)	$(57,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,956	11,829
Provision for losses on accounts receivable	132	35
Amortization of loan fees and costs	15,761	13,879
Amortization of intangibles	3,690	5,523
Change in value of interest rate caps net of premium amortization included in net loss	10,168	592
Loss on sale of assets	89	26
Deferred income taxes		—
(Increase) decrease in assets:
Accounts receivable	(3,852)	(6,196)
Inventories	47	(271)
Prepaid expenses	(546)	(55)
Related party receivable	276	(192)
Increase (decrease) in liabilities:
Accounts payable	4,426	70
Related party payable	4,091	1,689
Accrued interest payable	(329)	(355)
Other accrued liabilities	1,920	(3,124)

Net cash used in operating activities	(21,245)	(33,956)

Cash flow from investing activities:
Purchases of property and equipment	(327,411)	(166,272)
Construction payables	14,112	36,038
Restricted cash	58,139	(77,820)

Net cash used in investing activities	(255,160)	(208,054)

Cash flows from financing activities:
Net proceeds from borrowings	123,211	94,567
Net proceeds from land acquisition financing	—	50,000
Capital investment	153,261	120,422
Purchase of interest rate caps	—	(19,808)
Financing costs on debt	(45)	(5,810)

Net cash provided by financing activities	276,427	239,371

Net increase (decrease) in cash and cash equivalents	22	(2,674)
Cash and cash equivalents, beginning of period	10,148	14,157

Cash and cash equivalents, end of period	$10,170	$11,483

Supplemental cash flow information:
Cash paid during the period for interest	$48,323	$47,707

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest	$14,523	$4,936
Changes in construction payables	$14,111	$36,038
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
The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. The Company consolidates all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in combination. The Company has evaluated all subsequent events through November 6, 2009, the date the financial statements were issued. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the quarter and the nine month period ended September 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2009. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation (prior authoritative literature: FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended) (“FASB ASC 810-10 (FIN 46R)”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Prior to March 1, 2008, Golden HRC, LLC was the third-party operator of all gaming operations at the Hard Rock. The Company did not own any interest in Golden HRC, LLC. However, the Company determined that Golden HRC, LLC was a variable interest entity and that the Company was the primary beneficiary of the gaming operations because the Company was ultimately responsible for a majority of the gaming operations’ losses and was entitled to a majority of the gaming operations’ residual returns. Pursuant to FASB ASC 810-10 (FIN 46R), the Company consolidated the gaming operations in its financial statements. On March 1, 2008, the Company assumed the gaming operations at the Hard Rock as it had satisfied the conditions necessary to obtain its gaming license and Golden HRC, LLC ceased to operate the gaming facilities.
The Company’s operations are conducted in the destination resort segment, which includes casino, lodging, food and beverage, retail and other related operations. Because of the integrated nature of these operations, the Company is considered to have one operating segment.
Revenues and Complimentaries
Casino revenues are derived from patrons wagering on table games, slot machines, poker, sporting events and races. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Casino revenue is (a) the win from gaming activities, which is the difference between gaming wins and losses, less sales incentives and other adjustments, and (b) revenue from gaming-related activities such as poker, pari-mutuel wagering and tournaments. Jackpots, other than the incremental amount of progressive jackpots, are recognized at the time they are won by customers. The Company accrues the incremental amount of progressive jackpots as the progressive machine is played and the progressive jackpot amount increases, with a corresponding reduction of gaming revenue.

Lodging revenues are derived from rooms and suites rented to guests and include related revenues for telephones, movies and other in-room amenities. Lodging revenue is recognized at the time the room or service is provided to the guest.
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
Revenues in the accompanying statements of operations include the retail value of rooms, food and beverage, and other complimentaries provided to guests without charge, all of which are then subtracted as promotional allowances to arrive at net revenues. The estimated costs of providing such complimentaries have been classified as casino operating expenses through interdepartmental allocations as follows (in thousands):

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008
Food and beverage	$2,138	$1,611	$5,907	$4,741
Lodging	792	469	1,999	1,389
Other	581	228	2,057	709

Total costs allocated to casino operating costs	$3,511	$2,308	$9,963	$6,839

Revenues are recognized net of certain sales incentives in accordance with the FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives (prior authoritative literature: Emerging Issues Task Force consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)) (“FASB ASC 605-50 (EITF 01-9)”). FASB ASC 605-50 (EITF 01-9) requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s revenues are reduced by points redeemed from customers within the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the nine month period and the quarter ended September 30, 2009, the amount of such sales incentives awarded was $67,000 and $33,000, respectively. For the nine month period and the quarter ended September 30, 2008, the amount of such sales incentives awarded was $91,000 and $38,000, respectively.
Recently Issued Accounting Pronouncements
FASB ASC 805-10, Business Combinations (prior authoritative literature: FASB Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations, issued December 2007, which replaced SFAS No. 141) (“FASB ASC 805-10 (SFAS No. 141R)”), among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, FASB ASC 805-10 (SFAS No. 141R) requires that all transaction costs will be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 805-10 (SFAS No. 141R) had no material impact on the Company’s consolidated financial statements.
FASB ASC 810-10, Consolidation (prior authoritative literature: FASB SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, issued December 2007) (“FASB ASC 810-10 (SFAS No. 160)”), which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. FASB ASC 810-10 (SFAS No. 160) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 810-10 (SFAS No. 160) had no material impact on the Company’s consolidated financial statements.

FASB ASC 815-10, Derivatives and Hedging (prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008, amending FASB SFAS No. 133) (“FASB ASC 815-10 (SFAS No. 161)”), requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS No. 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 (prior authoritative literature: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) (“FASB ASC 815-10 (SFAS No. 133)”), and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB ASC 815-10 (SFAS No. 161) must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB ASC 815-10 (SFAS No. 133) for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS No. 161) had no material impact on the Company’s consolidated financial statements.
FASB ASC 820-10, Fair Value Measurements and Disclosures (prior authoritative literature: FASB SFAS No. 157, Fair Value Measurements, issued September 2006) (“FASB ASC 820-10 (SFAS No. 157)”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC 820-10 (SFAS No. 157) applies under other accounting pronouncements that require or permit fair value measurement. FASB ASC 820-10 (SFAS No. 157) does not require any new fair value measurements. The provisions of FASB ASC 820-10 (SFAS No. 157) are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FASB ASC 820-10 (SFAS No. 157) had no material impact on the Company’s consolidated financial statements.
FASB ASC 855-10, Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 165, Subsequent Events, issued May 2009) (“FASB ASC 105-10 (SFAS No. 165)”) establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS No. 165) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, specifically, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of Presentation and Nature of Business” for the related disclosures. The adoption of FASB ASC 105-10 (SFAS No. 165) in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.
FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 105-10-65 (SFAS No. 168)”), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS No. 168) did not have a material impact on the Company’s consolidated financial statements.
FASB ASC 810-10, Consolidation (prior authoritative literature: FASB SFAS No. 167, Amendments to FASB Interpretation No. 46(R), issued June 2009) (“FASB ASC 810-10 (SFAS No. 167)”), changes the consolidation guidance applicable to a variable interest entity. FASB ASC 810-10 (SFAS No. 167) also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FASB ASC 810-10 (SFAS No. 167) also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. FASB ASC 810-10 (SFAS No. 167) will be effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact that these standards will have on its consolidated financial statements.

Derivative Instruments and Hedging Activities
FASB ASC 815-10 (SFAS No. 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB ASC 815-10 (SFAS No. 133), the Company records all derivatives on its balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The Company’s objective in using derivative instruments is to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount. During the nine month period ended September 30, 2009, the Company used interest rate caps to hedge the variable cash flows associated with its existing variable-rate debt.
On May 30, 2008, in connection with satisfying the conditions to draw on the construction loan provided under the Company’s CMBS facility (as defined below), the Company purchased five interest rate cap agreements with an aggregate notional amount of $871.0 million and a London Interbank Offered Rate (“LIBOR”) cap of 2.5%. The notional amount of one of the interest rate cap agreements accretes such that the aggregate notional amount of all of the interest rate cap agreements will equal $1.383 billion over the life of the interest rate caps based on the draw schedule for the construction loan. The Company purchased the interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through cash contributions made by the DLJMB Parties. The Company determined that all five of the interest rate caps qualify for hedge accounting and, therefore, are designated as cash flow hedges.
On August 1, 2008, in connection with the Company’s land acquisition financing (as defined below), the Company purchased an interest rate cap agreement with an aggregate notional amount of $50.0 million and a LIBOR cap of 2.5%. The Company purchased the interest rate cap agreement for an amount equal to $244,980, which was funded through cash contributions made by the DLJMB Parties. The interest rate cap matured on August 9, 2009 and the Company determined that the interest rate cap did not qualify for hedge accounting.
On September 22, 2008, the Company amended the accreting interest rate cap agreement to adjust its notional amount upward in order to meet a lender-required cap on future debt. In addition, the Company determined that the amended interest rate cap qualifies for hedge accounting and, therefore, is designated as a cash flow hedge.

As of September 30, 2009, the Company held five interest rate caps as follows (dollar amounts in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate
$410,000	Interest Cap	February 9, 2010	2.50%
$607,879	Accreting Interest Cap	February 9, 2010	2.50%
$200,000	Interest Cap	February 9, 2010	2.50%
$100,000	Interest Cap	February 9, 2010	2.50%
$65,000	Interest Cap	February 9, 2010	2.50%
All of the remaining derivative instruments were designated as hedges according to FASB ASC 815-10 (SFAS No. 133) and, accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income in the Company’s consolidated financial statements.
As of September 30, 2009 and December 31, 2008, the change in total fair value of derivative instruments included in other assets was zero and $106,000. The gain or loss in fair value included in comprehensive income for the quarters ended September 30, 2009 and 2008 was $4.2 million and ($2.2) million (net of premium amortization), respectively, and the change in fair value included in comprehensive income for the nine month periods ended September 30, 2009 and 2008 was $10.1 million and ($5.1) million (net of premium amortization), respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the quarters ended September 30, 2009 and 2008, the Company expensed $4.2 million and $715,771 to interest expense attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively. For the nine month periods ended September 30, 2009 and 2008, the Company expensed $10.2 million and $781,217 to interest expense attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively.
CMBS Facility
In connection with the Company’s acquisition of the Hard Rock, certain subsidiaries of the Company entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS facility”). The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of September 30, 2009, the Company had drawn $492.0 million from the construction loan. The Company anticipates drawing additional amounts from the construction loan as needed. The Company is currently on time to complete the expansion project as scheduled and within the parameters of the original budget.
The loans under the CMBS facility incur interest payable initially through a funded interest reserve, then through cash, at a rate (blended among the debt secured by assets related to the Hard Rock and the subordinated junior, junior and senior mezzanine debt) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., failure to achieve substantial completion of the expansion project in a timely manner and extension of the term of the loans under the CMBS facility).
The loan agreements governing the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any real property of the Company or any of its subsidiaries and removal of any material article of furniture, fixture or equipment from any such real property. In addition, the loan agreements governing the CMBS facility include covenants requiring that the Company maintain a minimum interest reserve balance and ensure that shortfalls under the construction loan do not occur. During the quarter ended September 30, 2009, the Company received several notices from the lenders under the CMBS facility alleging the existence of various shortfalls with respect to the interest reserve fund and construction loan. In each case, the Company either (i) deposited the funds necessary to cure such shortfalls or (ii) was granted extensions for compliance with such shortfall requirements and, as of September 30, 2009, was in compliance with, or was granted an extension for, these interest reserve maintenance and construction loan shortfall covenants. In addition, during the quarter ended September 30, 2009, the Company received several notices from the lenders under the CMBS facility alleging non-compliance with the loan documents governing the CMBS facility based on (i) the Company’s failure to replace a certain letter of credit issued by an institution no longer meeting the requirements set forth in such loan documents and (ii) the existence of certain mechanic’s liens that had been filed against the Company’s real property. The Company was granted several extensions for compliance with the letter of credit requirements and removal of such mechanic’s liens.

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
Fair Value Measurements
FASB ASC 820-10 (SFAS No. 157) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 (SFAS No. 157) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied FASB ASC 820-10 (SFAS No. 157) to recognize the liability related to its derivative instruments at fair value to consider the changes in the creditworthiness of the Company and its counterparties in determining any credit valuation adjustments.
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
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative instrument. This analysis reflects the contractual terms of the derivative instruments, including the period to maturity and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of FASB ASC 820-10 (SFAS No. 157), the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2009, there was no value in the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets.

Although the Company has determined that the majority of the inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company or its lenders. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its long-term debt and has determined that the credit valuation adjustments are not significant to the overall valuation of its long-term debt. As a result, the Company has determined that its long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2009 the total fair value of the Company’s long-term debt valued under FASB ASC 820-10 (SFAS No. 157) does not materially differ from its carrying value of approximately $1.2 billion of 2009.
The Company’s asset held for sale represents an approximately 10-acre parcel of land adjacent to the Hard Rock that is stated at the lower of the carrying amount or fair value less projected closing costs. As of September 30, 2009 and December 31, 2008, the net carrying value of the asset held for sale was $95.2 million, of which $100.0 million was recorded at fair value less projected closing costs of $4.8 million. Fair value was originally determined based upon the acquisition price of the land less projected closing costs. During the quarter ended December 31, 2008, an appraisal of the land was performed by a general real estate appraiser certified in the State of Nevada and the valuation of the land did not significantly differ from the carrying value of the land. As a result, the Company’s asset held for sale was classified within Level 2 of the fair value hierarchy pursuant to FASB ASC 820-10 (SFAS No. 157). No significant events occurred during the quarter ended September 30, 2009 that would indicate impairment exists. The Company will update the appraisal in the fourth quarter of 2009 and, due to the continued lack of volume and uncertainty in the real estate market, there can be no assurance that the fair value will not change.
2. INVENTORIES
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Retail merchandise	$1,288	$1,211
Restaurants and bars	1,523	1,653
Other inventory and operating supplies	92	86

Total inventories	$2,903	$2,950

3. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$364,810	$364,810
Buildings and improvements	170,578	115,558
Furniture, fixtures and equipment	54,732	36,161
Memorabilia	4,250	4,118

Subtotal	594,370	520,647
Less accumulated depreciation and amortization	(39,787)	(27,072)
Construction in process	543,910	290,552

Total property and equipment, net	$1,098,493	$784,127

Depreciation and amortization relating to property and equipment was $13.0 million and $11.8 million for the nine month periods ended September 30, 2009 and 2008, respectively. Capitalized interest included in construction in process was $14.5 million and $4.9 million for the nine month periods ended September 30, 2009 and 2008, respectively. Total capitalized interest included in construction in process was $23.8 million and $5.7 million at the nine month periods ended September 30, 2009 and 2008, respectively.
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
For the quarters ended September 30, 2009 and 2008, the Company accrued or paid to Morgans Management a base management fee of $1.5 million and $1.3 million, respectively, and a gaming facilities support fee of $0.2 million and $0.2 million, respectively, and accrued or reimbursed Morgans Management for chain services expenses of $0.6 million and $0.5 million, respectively. For the nine month periods ended September 30, 2009 and 2008, the Company accrued or paid to Morgans Management a base management fee of $3.6 million and $3.8 million and a gaming facilities support fee of $0.6 and $0.5, respectively, and accrued or reimbursed Morgans Management for chain services expenses of $1.4 million and $1.4 million, respectively.

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
Technical Services Agreement
On February 2, 2007, a subsidiary of the Company, HRHH Hotel/Casino, LLC, entered into a Technical Services Agreement with Morgans Management, pursuant to which Morgans Management provides technical services for the expansion project at the Hard Rock prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarters ended September 30, 2009 and 2008, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.1 million and $0.1 million, respectively, under the Technical Services Agreement. For the nine month periods ended September 30, 2009 and 2008, the Company reimbursed Morgans Management an aggregate amount equal to approximately $1.4 million and $0.9 million, respectively, under the Technical Services Agreement.
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
Intercompany Land Acquisition Financing
On August 1, 2008, in connection with an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock, a subsidiary of the Company, HRHH Development Transferee, LLC, entered into a $50.0 million land acquisition financing (the “land acquisition financing”) under which a subsidiary of Northstar is a participant lender. The loan under the land acquisition financing accrues interest at an annual rate equal to the 30-day LIBOR, plus a blended spread of 15.9%. An amendment to the applicable loan agreement increased the blended spread from 15.9% to 17.9%. At any time and from time to time, the lenders under the land acquisition financing may increase the blended spread up to a maximum interest rate specified in the related loan documents. The loan agreement governing the land acquisition financing contains customary covenants for similar financing transactions. HRHH Development Transferee, LLC’s obligations under the land acquisition financing are secured by a first mortgage lien on the approximately 11-acre parcel of land as well as certain intellectual property and other personal and real property rights of HRHH Development Transferee, LLC. On September 4, 2009 and October 9, 2009, HRHH Development Transferee, LLC and the lenders under the land acquisition financing agreed to amend the loan agreement governing the land acquisition financing to extend the maturity date from September 4, 2009 to October 22, 2009. The applicable blended spread remained unchanged following these amendments, but it is contemplated that a portion of such interest will be deferred and paid only at maturity.
On October 23, 2009, the Company received a notice of default from the lenders under the land acquisition financing with respect to HRHH Development Transferee, LLC’s failure to repay the loan in full on the then effective maturity date. However, the lenders under the land acquisition financing have not, to the Company’s knowledge, accelerated the debt or exercised any other remedies. Further, the Company has entered into a term sheet with the lenders under the land acquisition financing to amend the loan agreement governing the land acquisition financing to, among other things, extend the maturity date to August 9, 2011 and thereby cure the event of default. There can be no assurance that the Company will be able to complete the amendment process with the lenders under the land acquisition financing on a timely basis or at all.

5. COMMITMENTS AND CONTINGENCIES
Casino Sublease
Prior to March 1, 2008, gaming operations at the Hard Rock were operated by Golden HRC, LLC pursuant to a definitive Casino Sublease. During the initial term of the Casino Sublease, Golden HRC, LLC withheld $275,000 per month from the revenue arising from gaming operations at the Hard Rock. This sum was paid to Golden Gaming, Inc. or its designee for the general management services it provided to Golden HRC, LLC. In addition, the Company paid a fee of $225,000 to Golden Gaming, Inc. to extend the term of the Casino Sublease from February 2 to February 29, 2008. On January 24, 2008, the Company received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock and, on March 1, 2008, the Company assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. For the nine month periods ended September 30, 2009 and 2008, Golden HRC, LLC withheld and paid to Golden Gaming, Inc. $0.0 million and $0.8 million, respectively.
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
Construction Commitments
The expansion project at the Hard Rock is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space and approximately 30,000 square feet of casino space. The project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. At the end of the third quarter of 2008, the Company completed renovations to the existing property, which included upgrades to existing suites, restaurants and bars, retail shops, and common areas and a new ultra lounge and poker room. As part of the expansion project, the new and larger “The Joint” and approximately 60,000 square feet of meeting and convention space was completed in the second quarter of 2009 and the 490 room Paradise Tower was completed in the third quarter of 2009. The Company expects the remainder of the expansion project to be complete by the end of 2009. The Company is currently on time to complete the expansion project as scheduled and within the parameters of the original budget. The expansion project is being funded from the Company’s existing loans under the CMBS facility and, if necessary, capital contributions from the DLJMB Parties.

On February 22, 2008, the Company entered into a construction management and general contractor’s agreement with M.J. Dean Corporation Inc. (“MJ Dean”). The agreement sets forth the terms and conditions governing MJ Dean’s construction of the expansion project. The agreement provides for the expansion project to be broken into multiple phases and for the parties to negotiate multiple guaranteed maximum price work authorizations to cover each such phase. If the parties cannot mutually agree upon a guaranteed maximum price for a specific phase, the Company may, at its option, (i) require MJ Dean to construct the subject phase on a cost-plus basis, (ii) agree to alternative arrangements with MJ Dean or (iii) terminate the agreement. As of September 30, 2009, the Company had delivered work authorization orders to MJ Dean for an aggregate of $568.7 million of work. The work called for under such work authorization orders cover each significant phase of the expansion project.
The Company has entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”) that sets forth the terms and conditions governing PCI’s construction of the new west pool project at the Hard Rock. The agreement includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $21.9 million of work.
As of September 30, 2009, the Company had signed construction commitments for an aggregate of approximately $648.4 million, comprised of commitments to MJ Dean and PCI and other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of September 30, 2009, the Company had incurred approximately $447.4 million in project costs under its construction commitments and had $200.9 million remaining commitments outstanding.
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
Legal and Regulatory Proceeding
The Company was named as a defendant in two lawsuits, Matix, LLC, et al. v. Peter Morton, et al., Case No. A518414, and Stealth Holdings, LLC v. Christopher Milam, et al., Case No. A527202, which were consolidated in the Eighth Judicial District Court of the State of Nevada. These lawsuits stemmed from the cancellation of the formerly proposed condominium development on the real property adjacent to the Hard Rock. The plaintiffs asserted that they were investors who invested in entities controlled by Christopher Milam, which had contracted with entities owned and/or controlled by Peter Morton for the construction and ownership of the proposed condominium development. Following cancellation of the proposed condominium development, the plaintiffs sued, claiming that they were entitled to recovery of their investments. As their claims related to the Company, the plaintiffs alleged, inter alia, that the Company aided and abetted Mr. Morton’s commission of fraud, and that the Company was unjustly enriched by plaintiffs’ investments. Mr. Morton agreed to indemnify the Company and its affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against the Company or its affiliates, under the terms set forth in the contracts under which the Company acquired the Hard Rock and related assets. The trial of these consolidated lawsuits began in September 2009. In October 2009, at the close of the plaintiffs’ direct case, the judge granted the defendant’s motion to dismiss the Company and its affiliates as defendants. Subsequently, the jury returned a verdict in favor of the remaining defendants on all outstanding issues.
On August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a lawsuit, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.), in the United States District Court for the District of Nevada. Plaintiff asserts claims for trademark infringement, unfair competition, breach of contract and unjust enrichment, all of which relate to the Company’s use of the REHAB RX trademarks. The named defendants in the lawsuit have filed an answer to this action and asserted counterclaims against plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of Plaintiff’s federal registrations for the trademark REHAB. On November 11, 2008, plaintiff filed a motion for preliminary injunction based on his trademark infringement claims. On November 3, 2009, the judge entered an order approving the parties’ stipulation to dismiss the lawsuit and counterclaims with prejudice, with each party to bear its own attorneys’ fees and costs.

The Company is a defendant in various other lawsuits relating to routine matters incidental to its business.
Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2009.
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
The Company accounts for share-based compensation in accordance with FASB ASC 718-10, Compensation (prior authoritative literature: FASB SFAS No. 123R, Share-Based Payment). The Class C Units granted during January 2009 are equity classified awards and have a grant date fair value of zero. Accordingly, no compensation expense has been recorded related to these Class C Units.
7. CAPITAL CONTRIBUTIONS BY MEMBERS
During the nine month period ended September 30, 2009, the DLJMB Parties contributed $150.4 million in cash to, and posted $21.2 million in letters of credit on behalf of, the Company and the Morgans Parties contributed $2.9 million in cash to, and did not post any letters of credit on behalf of, the Company. For the period from the closing of the Company’s acquisition of the Hard Rock on February 2, 2007 through September 30, 2009, the DLJMB Parties had cumulatively contributed an aggregate of $395.2 million in cash to, and had posted an aggregate of $140.5 million in letters of credit on behalf of, the Company and the Morgans Parties had cumulatively contributed an aggregate of $64.6 million in cash to, and had posted an aggregate of $11.1 million in letters of credit on behalf of, the Company. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project at the Hard Rock.
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
Overview
We own and operate the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”), which we believe is a premier destination entertainment resort with a rock music theme. The Hard Rock consists of, among other amenities, an 11-story and a 17-story hotel tower with 642 and 490 stylishly furnished hotel rooms, respectively, an approximately 30,000 square-foot uniquely styled circular casino, a retail store, jewelry store, a lingerie store, a nightclub, a banquet facility, a concert hall, a beach club, quality restaurants, cocktail lounges and a spa. We believe that we have successfully differentiated the Hard Rock in the Las Vegas hotel, resort and casino market by targeting a predominantly youthful and “hip” customer base, which consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry.
Substantially all of our current business is comprised of our operations at the Hard Rock. For the quarter ended September 30, 2009, our gross revenues were derived 17.5% from gaming operations, 45.2% from food and beverage operations, 18.5% from lodging and 18.8% from retail and other sales. For the nine month period ended September 30, 2009, our gross revenues were derived 23.8% from gaming operations, 40.5% from food and beverage operations, 18.1% from lodging and 17.6% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion project at the Hard Rock. The expansion project is expected to include the addition of approximately 875 guest rooms, including an all-suite tower with upgraded amenities, approximately 60,000 square feet of meeting and convention space, and approximately 30,000 square feet of casino space. The expansion project also includes an expansion of the hotel’s pool, several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, a new spa and exercise facility and additional retail space. In 2008, we completed renovations to the existing property that commenced during 2007 and which included upgrades to existing suites, restaurants and bars, retail shops, common areas and a new ultra lounge and poker room. As part of the expansion project, the new and larger “The Joint” and approximately 60,000 square feet of meeting and convention space was completed in the second quarter of 2009 and the 490 room Paradise Tower was completed in the third quarter of 2009. The Company expects the remainder of the expansion project to be complete by the end of 2009. We expect to complete the expansion project by the end of 2009 and have currently budgeted approximately $760.0 million for its completion. We are currently on pace to complete the expansion as scheduled and within the parameters of the original budget. Due to substantial costs we have incurred and expect to incur while undertaking the expansion project, our financial condition, results of operation and liquidity for periods during the expansion project are not expected to be comparable to our financial condition, results of operation and liquidity for periods before or after completion of the expansion project.
Due to a number of factors affecting consumers, including continued recessionary conditions in global economies, contracted credit markets, reduced consumer spending, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Automobile traffic into Las Vegas and air travel into McCarran International airport continues to be adversely impacted, resulting in relatively low casino volumes and demand for hotel rooms. Based on these adverse circumstances, we believe that we will continue to experience relatively low hotel occupancy rates and casino volumes as compared to that of prior periods. Generally low levels of discretionary consumer spending in the markets where we operate may continue to result in fewer customers visiting and/or customers spending less at the Hard Rock, which will adversely impact our financial condition, revenues and the availability and cost of credit. The current situation in the world credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our future growth and operations. While recent economic data suggests a stabilization in the economy and credit markets, consumer confidence, liquidity and availability of credit may continue to be adversely affected. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed or decline for an extended period.

The recent adverse conditions in the local, regional, national and global economies have negatively affected our results of operations, and may continue to negatively affect our results of operations in the future. During periods of negative or low economic growth such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during periods in which consumers generally earn less disposable income.
Prior to satisfying the conditions to obtaining the approvals necessary to operate the gaming facilities, we were prohibited from receiving any revenues from the gaming operations at the Hard Rock. As a result, gaming at the Hard Rock was operated by a licensed third party, Golden HRC, LLC (the “Casino Operator”), pursuant to a definitive Casino Sublease. The Casino Sublease provided for base rent equal to $1.725 million per month. In addition to the base rent, the Casino Operator was required to pay for certain rent-related costs. During the initial term of the Casino Sublease, ending February 2, 2008, the Casino Operator withheld $275,000 per month from the revenue arising from gaming operations at the Hard Rock. On January 24, 2008, one of our subsidiaries, HRHH Gaming, LLC, received a license from the Nevada Gaming Commission to operate the gaming facilities at the Hard Rock and, on March 1, 2008, HRHH Gaming, LLC assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated.
We evaluate our variable interests in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 (prior authoritative literature: FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended) (“FASB ASC 810-10 (FIN 46R)”), to determine if they are variable interests in variable interest entities. FASB ASC 810-10 (FIN 46R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The gaming operations at the Hard Rock were operated by the Casino Operator, which purchased the gaming assets located at the casino with a Gaming Asset Note in an amount equal to approximately $6.8 million. In addition, where and to the extent that the monthly “Casino EBITDAR” (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as became due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. On March 1, 2008, we assumed the gaming operations at the Hard Rock and the Casino Sublease was terminated. Upon termination of the Casino Sublease, the Casino Operator relinquished all of the gaming assets located at the casino to us and, in return, we forgave the remaining balance on the Gaming Asset Note. At the time of termination, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the gaming operations’ losses and were entitled to a majority of the gaming operations’ residual returns. As a result, we consolidated the gaming operations conducted by the Casino Operator into our financial statements.
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
Results of Operations
Comparison of the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008
The following table presents our consolidated operating results for the quarters ended September 30, 2009 and 2008, and the change in such data between the two periods.

	Quarter Ended	Quarter Ended	Change	Change
	Sep 30, 2009	Sep 30, 2008	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$9,763	$14,261	$(4,498)	-31.5%
Lodging	10,396	9,992	404	4.0%
Food and beverage	25,358	20,331	5,027	24.7%
Retail	1,416	1,737	(321)	-18.5%
Other	9,151	4,722	4,429	93.8%

Gross revenues	56,084	51,043	5,041	9.9%
Less: promotional allowances	(7,142)	(5,220)	(1,922)	36.8%

Net revenues	48,942	45,823	3,119	6.8%

COSTS AND EXPENSES:
Casino	10,356	9,281	(1,075)	-11.6%
Lodging	2,276	2,106	(170)	-8.1%
Food and beverage	11,137	10,488	(649)	-6.2%
Retail	848	805	(43)	-5.3%
Other	8,336	2,966	(5,370)	-181.1%
Marketing	1,437	1,692	255	15.1%
Fees and expense reimbursement—related party	2,311	1,935	(376)	-19.4%
General and administrative	7,033	11,054	4,021	36.4%
Depreciation and amortization	6,273	5,351	(922)	-17.2%
Loss on disposal of assets	89	20	(69)	-345.0%
Pre-opening	1,859	1,928	69	3.6%

Total costs and expenses	51,955	47,626	(4,329)	-9.1%

LOSS FROM OPERATIONS	(3,013)	(1,803)	(1,210)	67.1%
Interest income	9	532	(523)	-98.3%
Interest expense, net of capitalized interest	(19,334)	(20,800)	1,466	-7.0%

Net loss	(22,338)	(22,071)	(267)	1.2%
Other comprehensive gain (loss):
Unrealized gain (loss) on cash flow hedges, net of tax	4,164	(2,210)	6,374	288.4%

Comprehensive loss	$(18,174)	$(24,281)	$6,107	-25.2%

Results of Operations for the Quarter Ended September 30, 2009 Compared to the Results of Operations for the Quarter Ended September 30, 2008
Net Revenues. Net revenues increased 6.8% for the quarter ended September 30, 2009 to $48.9 million compared to $45.8 million for the quarter ended September 30, 2008. The $3.1 million increase in net revenues was primarily attributable to a $0.4 million or 4.0% increase in lodging revenue, a $5.0 million or 24.7% increase in food and beverage revenue, a $4.4 million or 93.8% increase in other revenue. These increases were partially offset by a $4.5 million or 31.5% decrease in casino revenue, a $0.3 million or 18.5% decrease in retail revenue and a $1.9 million or 36.8% increase in promotional allowances related to items furnished to customers on a complimentary basis.
Casino Revenues. The $4.5 million decrease in casino revenues to $9.8 million was primarily due to a $5.2 million or 47.6% decrease in table games revenue, which was slightly offset by a $0.5 million or 17.0% increase in slot revenue, a $0.1 million increase in race and sports revenue and a $0.1 million increase in poker revenue. The decrease in table games revenues was due to a decrease in table games hold percentage and a decrease in table games drop. Management believes that table games drop decreased due to the continued softness in the Las Vegas market. The table games hold percentage decreased 680 basis points to 8.9% from 15.8%, which was below the expected range of 12% to 16%. Table games drop decreased $5.3 million or 7.5% to $64.8 million from $70.1 million. The average number of table games in operations was reduced from 87 tables in the 2008 quarter to 81 tables in the 2009 quarter. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $777 from $1,379, a decrease of $603 or 43.7%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended September 30, 2009 was 11.0% compared to 19.1% for the quarter ended September 30, 2008. Slot machine revenues increased $0.5 million from $2.9 million to $3.4 million. Slot machine handle decreased $9.9 million from $94.7 million to $84.8 million. However, slot machine hold percentage increased 90 basis points from 3.0% to 3.9%, which was slightly less than the expected range of 4% to 7%. The average number of slot machines in operation increased to 520 from 505, an increase of 15 machines or 3.0%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was an increase in win per slot machine per day of $69.95 from $61.40, an increase of $8.37 or 13.6%. Race and sports book revenue increased $0.1 million due to an increase in hold percentage. The race and sports book write decreased $1.1 million to $4.3 million in the quarter ended September 30, 2009 from $5.4 million in the quarter ended September 30, 2008. Race and sports book hold percentage increased 3.4 percentage points to 5.2% from 1.8%, which was within the expected range of 4% to 9%.
Lodging Revenues. The $0.4 million increase in lodging revenues to $10.4 million was primarily due to an increase of 490 available rooms, as a result of opening the Paradise Tower in July 2009. The increase in room inventory coupled with the poor economic conditions and a general softening of rates within the Las Vegas market resulted in a decrease in average daily rate to $136 from $193 and a decrease in hotel occupancy to 89.0% from 92.4% between periods.
Food and Beverage Revenues. The $5.0 million increase in food and beverage revenues was due primarily to a $2.8 million increase in Beach Club, a $0.7 million increase in Rare 120 over AJ’s Steakhouse, a $0.7 million increase in the Joint Bar, a $0.3 million increase in Mr. Lucky’s, a $0.3 million increase in banquet revenue and a $0.2 million increase in Pink Taco. Rare 120 opened during the second quarter 2009 and replaced AJ’s Steakhouse. Management believes these increases are due to higher customer volumes as a result of opening the Paradise Tower and the new larger Joint.
Retail Revenues. The $0.3 million decrease in retail revenue was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.

Other Revenues. Other revenue increased approximately $4.4 million primarily due to an increase in entertainment revenue as a result of opening the new larger Joint, which opened in the second quarter of 2009. Management believes the entertainment revenue increased due to hosting 10 more concerts in the third quarter of 2009 than in the third quarter 2008, coupled with the increased capacity of the new Joint. The Hard Rock hosted 39 and 29 entertainment events in the third quarter of 2009 and 2008, respectively.
Promotional Allowances. Promotional allowances increased $1.9 million or 36.8% over the prior period for the quarter ended September 30, 2009. Promotional allowances increased as a percentage of total revenues to 12.7% from 10.2% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by Casino Marketing.
Casino Expenses. Casino expenses increased $1.1 million or 11.6% to $10.4 million from $9.3 million. The increase was primarily due to a $1.4 million increase in complimentary expenses, which was slightly offset by a $0.2 million decrease in payroll and related expenses and a $0.1 million decrease in miscellaneous operating supplies.
Lodging Expenses. Lodging costs and expenses increased 8.1% or $0.2 million to $2.3 million for the quarter ended September 30, 2009. Lodging expenses increased from the prior period due primarily to approximately a $0.4 million increase in payroll and related expenses and a $0.2 million increase in laundry expenses as a result of opening the Paradise Tower in July 2009. These increases were partially offset by a $0.2 million decrease in complimentary expenses, a $0.1 million decrease in maintenance expense and a $0.1 million decrease in miscellaneous operating supplies.
Food and Beverage Costs And Expenses. Food and beverage costs and expenses increased by 6.2% or $0.6 million over the prior period for the quarter ended September 30, 2009. Food and beverage costs and expenses in relation to food and beverage revenues decreased to 43.9% from 51.6% in the prior year on increases in food and beverage revenues of 24.7% to $25.4 million from $20.0 million. The increase in expenses was primarily due to a $0.5 million increase in payroll and related expenses and a $0.1 million increase in food and beverage product costs.
Retail Costs and Expenses. Retail costs and expenses slightly increased 5.3% or $43 thousand in the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008.
Other Costs and Expenses. Other costs and expenses increased 181.1% or $5.4 million over the prior period for the quarter ended September 30, 2009. Other costs and expenses in relation to other income increased to 91.1% from 62.8%. Concert and event costs increased $5.1 million over the prior period as a result of hosting ten more concerts and events, and complimentary expenses increased $0.3 million from the prior period.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased 33.6% or $4.3 million over the prior period for the quarter ended September 30, 2009. Marketing, general and administrative expenses in relation to gross revenues decreased to 15.1% from 25.0%. The $4.3 million decrease in these expenses was primarily due to a $0.8 million decrease in legal and professional services associated with our gaming license, a $3.1 million decrease in legal and professional services associated with the protection and development of our intellectual property, compliance with the Sarbanes-Oxley Act of 2002, costs related to the joint venture and the land acquisition financing and a $0.4 million decrease in other miscellaneous expenses.
Fees and Expense Reimbursements —Related Party. Management fee—related party expenses increased $0.4 million or 19.4% to $2.3 million from $1.9 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues and all other income.
Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million to $6.3 million for the quarter ended September 30, 2009 from $5.4 million for the quarter ended September 30, 2008. The increase in depreciation is based upon the estimated fair value of the assets acquired in our acquisition of the Hard Rock and additional assets placed into service as a result of the completion of the Paradise Tower.

Interest Expense. Interest expense decreased $1.5 million to $19.3 million from $20.8 million, a decrease of 7.0%. This decrease reflects the interest expense resulting from a decrease in LIBOR. The deferred financing amortization occurs over the 36-month life of the CMBS loans at approximately $1.5 million per month and over the 12-month life of the land acquisition loan at approximately $0.2 million per month.
Pre-opening Expenses. Pre-opening expenses decreased $0.1 million to $1.8 million for the quarter ended September 30, 2009 from $1.9 million for the quarter ended September 30, 2008. The decrease is primarily related to $0.9 million toward the opening of Wasted Space, which opened in July 2008, $0.4 million toward the opening of the Poker Lounge, which opened in August 2008, which was offset by $1.3 million toward the opening of the new meeting space and towers, which opened in 2009.
Income Taxes. The Company reported no income tax benefit for the quarter ended September 30, 2009 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under FASB ASC 740-10 (SFAS 109) and as further discussed below. As a result of the purchase allocation on February 1, 2007, the Company had net deferred tax liabilities of $57.4 million, which consisted of $2.6 million and $54.8 million of indefinite life intangibles and land, respectively. Subsequent to the Closing Date and as of December 31, 2008, deferred tax liabilities of $1.4 million were utilized against deferred tax assets of $54.0 million. In addition, subsequent to the Closing Date, the Company established and continues to maintain a full valuation allowance of $52.6 million on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles and land) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
Other Comprehensive Loss. For the quarter ended September 30, 2009, the total fair value of derivative instruments that qualify for hedge accounting changed by $6.4 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive (Loss) Income. Comprehensive loss was $18.2 million compared to a comprehensive loss of $24.3 million during the prior quarter. The decrease was due to the factors described above.

Comparison of the Nine Month Period ended September 30, 2009 to the Nine Month Period ended September 30, 2008
The following table presents our consolidated operating results for the nine month periods ended September 30, 2009 and 2008, and the change in such data between the two periods.

	Nine Months Ended	Nine Months Ended	Change	Change
	Sep 30, 2009	Sep 30, 2008	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$34,622	$42,559	$(7,937)	-18.6%
Lodging	26,238	32,139	(5,901)	-18.4%
Food and beverage	58,956	57,851	1,105	1.9%
Retail	4,038	4,927	(889)	-18.0%
Other	21,535	13,377	8,158	61.0%

Gross Revenues	145,389	150,853	(5,464)	-3.6%

Less: promotional allowances	(19,326)	(15,321)	(4,005)	26.1%

Net revenues	126,063	135,532	(9,469)	-7.0%

COSTS AND EXPENSES:
Casino	30,174	26,837	(3,337)	-12.4%
Lodging	5,181	6,670	1,489	22.3%
Food and beverage	29,182	30,697	1,515	4.9%
Retail	2,304	2,276	(28)	-1.2%
Other	15,790	10,185	(5,605)	-55.0%
Marketing	3,335	4,919	1,584	32.2%
Fees and expense reimbursements —related party	5,599	5,773	174	3.0%
General and administrative	20,760	27,683	6,923	25.0%
Depreciation and amortization	16,646	17,352	706	4.1%
Loss on disposal of assets	89	26	(63)	-242.3%
Pre-opening	8,006	4,664	(3,342)	-71.6%

Total costs and expenses	137,066	137,082	16	0.0%

LOSS FROM OPERATIONS	(11,003)	(1,550)	(9,453)	609.7%
Interest income	330	1,031	(701)	-68.0%
Interest expense, net of capitalized interest	(59,401)	(56,887)	(2,514)	4.4%

Net loss	(70,074)	(57,406)	(12,668)	22.1%
Other comprehensive gain (loss):
Unrealized gain (loss) on cash flow hedges, net of tax	10,062	(5,056)	15,118	-299.0%

Comprehensive loss	$(60,012)	$(62,462)	$2,450	-3.9%

Net Revenues. Net revenues decreased 7.0% for the nine month period ended September 30, 2009 to $126.0 million compared to $135.5 million for the nine month period ended September 30, 2008. The $9.5 million decrease in net revenues was primarily attributable to a $7.9 million or 18.6% decrease in casino revenue, a $5.9 million or 18.4% decrease in lodging revenue, a $0.9 million decrease in retail revenues or 18.0% and a $4.0 million or 26.1% increase in promotional allowances related to items furnished to customers on a complimentary basis. These decreases were partially offset by a $1.1 million or 1.9% increase in food and beverage revenue and an $8.2 million or 61.0% increase in other revenues.

Casino Revenues. The $7.9 million decrease in casino revenues to $34.6 million was primarily due to a $8.3 million or 27.4% decrease in table games revenue, a $0.3 million or 2.6% decrease in slot revenue and a $0.2 million decrease in race and sports revenue, which was slightly offset by a $0.9 million or 360.6% increase in poker revenue. The Poker Lounge opened in the third quarter of 2008. The decrease in table games revenues was due to a decrease in table games drop and hold percentage. Management believes that table games drop declined due to the softness in the Las Vegas market. Table games hold percentage decreased 340 basis points to 11.2% from 14.6%, which was less than the expected range of 12% to 16%. Table games drop decreased $10 million or 5.1% to $199 million from $209 million. The average number of table games in operations was reduced from 85 tables in 2008 to 83 tables in 2009. The net result of these changes in drop and average number of table games in operation was a decrease in win per table game per day to $977 from $1,315, a decrease of $337 or 25.7%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the nine month period ended September 30, 2009 was 13.9% compared to 17.8% for the nine month period ended September 30, 2008. Slot machine revenues decreased $0.3 million from $10.6 million to $10.3 million. Slot machine handle decreased $71.0 million from $317 million to $246 million. However, slot machine hold percentage increased 90 basis points from 3.3% to 4.2%, which was within the expected range of 4% to 7%. Management believes that a high limit slot tournament contributed to the increased slot machine handle for the nine month period ended September 30, 2008. The average number of slot machines in operation increased to 522 from 505, an increase of 17 machines or 3.3%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day from $77.59 to $72.74, a decrease of $4.10 or 5.3%. Race and sports book revenue decreased $0.2 million due to a decrease in race and sports book write and a decrease in hold percentage. The race and sports book write decreased $1.8 million to $15.0 million in the nine month period ended September 30, 2009 from $16.8 million in the nine month period ended September 30, 2008. Race and sports book hold percentage decreased 70 basis points to 6.0% from 6.7%, which was within the expected range of 4% to 9%.
Lodging Revenues. The $5.9 million decrease in lodging revenues to $26.2 million was primarily due to a decrease in average daily rate to $148 from $201, which management believes resulted from poor economic conditions and a general softening of rates within the Las Vegas market, coupled with the addition of 490 rooms as a result of opening the Paradise Tower in July 2009. Hotel occupancy declined 360 basis points to 90.0% from 93.6% for the nine month period ended September 30, 2009 and 2008, respectively.
Food and Beverage Revenues. The $1.1 million increase in food and beverage revenues was due primarily to a $3.5 million increase in Beach Club, a $1.8 million increase in Wasted Space, a $1.0 million increase in Joint Bar, and a $0.8 million increase in Poker Lounge revenue. These increases were partially offset by a $1.9 million decrease in banquets, a $0.8 million decrease in Ago, a $0.7 million decrease in Center Bar, a $1.7 million decrease in Body English, a $0.5 million decrease in Service Bar, a $0.2 million decrease in room service, and a $0.2 million decrease in Pink Taco. The Poker Lounge opened in the third quarter 2008 and the new larger Joint opened in the second quarter of 2009. Management believes these increases are due to higher customer volumes as a result of opening the Paradise Tower and the new larger Joint.
Retail Revenues. The $0.9 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise segment and the addition of other retail operations in Las Vegas.
Other Revenues. Other revenue increased approximately $8.2 million primarily due to entertainment revenue as a result of opening the new larger Joint, which increased capacity from approximately 2,100 to 4,100. The Hard Rock hosted 76 events in the nine month period ended September 30, 2009 compared to 79 events in the nine month period ended September 30, 2008.
Promotional Allowances. Promotional allowances increased $4.0 million or 26.1% over the prior period for the nine month period ended September 30, 2009. Promotional allowances increased as a percentage of total revenues to 13.3% from 10.2% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by Casino Marketing.
Casino Expenses. Casino expenses increased $3.3 million or 12.4% to $30.1 million from $26.8 million. The increase was primarily due to a $2.5 million increase in complimentary expenses, a $1.2 million increase in customer discounts and a $0.2 million increase in bad debt expense. These increases were slightly offset by a $0.6 million decrease in the amount paid to the Casino Operator under the Casino Sublease, which was terminated February 29, 2008. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.

Lodging Expenses. Lodging costs and expenses decreased 22.3% or $1.5 million to $5.2 million for the nine month period ended September 30, 2009. Lodging expenses in relation to lodging revenues decreased to 19.8% from 20.7% in the prior period due primarily to approximately $0.5 million decrease in complimentary expenses, $0.3 million decrease in maintenance expenses, a $0.6 million decrease in miscellaneous operating expenses and a $0.1 million decrease in credit card fees.
Food and Beverage Costs And Expenses. Food and beverage costs and expenses decreased by 4.9% or $1.5 million over the prior period for the nine month period ended September 30, 2009. Food and beverage costs and expenses in relation to food and beverage revenues decreased to 49.5% from 53.1% in the prior year due primarily to increases in food and beverage revenues of 1.9% to $59.0 million from $57.9 million. Management believes these revenue increases were primarily derived from additional customers resulting from opening the Paradise Tower in the third quarter 2009 and opening the new larger Joint in the second quarter of 2009. The $1.5 million decrease was primarily due to a $1.3 million decrease in food and beverage product costs, a $0.6 million decrease in complimentary expenses and a $0.5 decrease in professional services for disc jockeys and special events. These decreases were partially offset by a $0.9 million increase in payroll and related expenses.
Retail Costs and Expenses. Retail costs and expenses slightly increased 1.2% or $28,000 from the prior period for the nine month period ended September 30, 2009. Retail costs and expenses in relation to retail revenues increased to 57.1% from 46.2% in the prior period.
Other Costs and Expenses. Other costs and expenses increased 55.0% or $5.6 million over the prior period for the nine month period ended September 30, 2009. Other costs and expenses in relation to other income decreased to 73.3% from 76.1%. The increase was primarily due to entertainment expenses and event costs as a result of opening the new larger Joint.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased 26.1% or $8.5 million over the prior period for the nine month period ended September 30, 2009. Marketing, general and administrative expenses in relation to gross revenues decreased to 16.6% from 21.6%. The $8.5 million decrease in these expenses was primarily due to a $2.7 million decrease in legal and professional services associated with our gaming license, a $1.3 million decrease in legal and professional services associated with our Form 10 registration and ongoing public filing requirements, a $0.8 million decrease in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs, a $1.1 million decrease in payroll and related expenses, a $0.5 million decrease in advertising, a $0.4 million decrease in contract services, a $0.3 million decrease in promotional expenses, a $0.3 million decrease in utilities, a $0.3 million decrease in property insurance and a $0.8 million decrease in miscellaneous expenses.
Fees and Expense Reimbursements —Related Party. Management fee—related party expenses decreased $0.2 million or 3.0% to $5.6 million from $5.8 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues and all other income.
Depreciation and Amortization. Depreciation and amortization expense decreased by $0.7 million to $16.6 million for the nine month period ended September 30, 2009 from $17.4 million for the nine month period ended September 30, 2008. The decrease in depreciation and amortization is a result of the host non-compete agreements being fully amortized as of February 2009.
Interest Expense. Interest expense increased $2.5 million to $59.4 million from $56.9 million, an increase of 4.4%. This increase in interest expense reflected the additional interest expense resulting from an increase in loan proceeds due to the expansion project, offset by a decrease in LIBOR. The deferred financing amortization occurs over the 36-month life of the CMBS loans at approximately $1.5 million per month and over the 12-month life of the land acquisition loan at approximately $0.2 million per month. We incurred approximately $123.2 million of new debt under the CMBS facility during the nine month period ended September 30, 2009. Payments of the new debt under the CMBS facility are based upon LIBOR, subject to an interest rate cap of 2.5%, plus a spread of 4.25% for the CMBS facility.

Pre-opening Expenses. Pre-opening expenses increased $3.3 million to $8.0 million for the nine month period ended September 30, 2009 from $4.7 million for the nine month period ended September 30, 2008. The increase is primarily related to $3.7 million toward the opening of the new tower, $2.8 million toward the opening of the new Joint and $0.3 million toward the opening of Rare 120, offset by a decrease of $1.1 million on the opening of Ago in the first quarter of 2008, $1.9 million toward the opening of Wasted Space, which opened in July 2008, and $0.5 million toward the opening of the Poker Lounge, which opened in August 2008.
Income Taxes. The Company reported no income tax benefit for the nine months ended September 30, 2009 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under FASB ASC 740-10 (SFAS 109) and as further discussed below. As a result of the purchase allocation on February 1, 2007, the Company had net deferred tax liabilities of $57.4 million, which consisted of $2.6 million and $54.8 million of indefinite life intangibles and land respectively. Subsequent to the Closing Date and as of December 31, 2008, deferred tax liabilities of $1.4 million were utilized against deferred tax assets of $54.0 million. In addition, subsequent to the Closing Date, the Company established and continues to maintain a full valuation allowance of $52.6 million on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles and land) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
Other Comprehensive Loss. For the nine month period ended September 30, 2009, the total fair value of derivative instruments that qualify for hedge accounting changed by $15.1 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive Loss. Comprehensive loss was $60.0 million for the nine month period ended September 30, 2009 compared to a comprehensive loss of $62.5 million during the nine month period ended September 30, 2008. The decrease was due to the factors described above.
Liquidity and Capital Resources
Potential Sources of Liquidity
CMBS Facility. In connection with our acquisition of the Hard Rock, certain of our subsidiaries entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities market (the “CMBS facility”). The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of September 30, 2009, we had drawn $492.0 million from the construction loan. We anticipate drawing the additional $128.0 million from the construction loan as needed. The total debt under the CMBS facility will be $1.285 billion once fully drawn.
The loan agreements governing the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. The CMBS facility currently matures on February 9, 2010, subject to two one-year options to extend the maturity date provided that we satisfy certain conditions, including meeting a specified debt-yield percentage. In addition, the loan agreements governing the CMBS facility include covenants requiring that we maintain a minimum interest reserve balance and ensure that shortfalls under the construction loan do not occur. During the quarter ended September 30, 2009, we received several notices from the lenders under the CMBS facility alleging the existence of various shortfalls with respect to the interest reserve fund and construction loan. In each case, we either (i) deposited the funds necessary to cure such shortfalls or (ii) were granted extensions for compliance with such shortfall requirements and, as of September 30, 2009, were in compliance with, or were granted an extension for, these interest reserve maintenance and construction loan shortfall covenants. In addition, during the quarter ended September 30, 2009, we received several notices from the lenders under the CMBS facility alleging non-compliance with the loan documents governing the CMBS facility based on (i) our failure to replace a certain letter of credit issued by an institution no longer meeting the requirements set forth in such loan documents and (ii) the existence of certain mechanic’s liens that had been filed against our real property. We were granted several extensions for compliance with the letter of credit requirements and removal of such mechanic’s liens.

We have entered into a term sheet with the lenders under the CMBS facility to amend the terms of the loan agreements governing the CMBS facility and are currently working with such lenders to complete due diligence and prepare definitive documentation. We cannot assure you that we will complete the amendment process with the lenders under the CMBS facility on a timely basis or at all.
Equity Contributions. Under the Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of May 30, 2008 (as amended, the “JV Agreement”), subject to the terms and conditions contained therein, the DLJMB Parties committed to make additional capital contributions to us in an aggregate amount of up to $254.0 million (referred to as the “New Capital”). Of the New Capital amount, up to $144.0 million has been allocated to the expansion project (including certain interest payment and cash requirements of the Company during the pre-construction and construction periods of the expansion project). As of September 30, 2009, the DLJMB Parties had fully satisfied this portion of the New Capital commitment. Up to $110.0 million of the New Capital amount has been allocated (to the extent needed) to fund capital requirements relating to the approximately 15 acres of excess land located adjacent to the Hard Rock. As of September 30, 2009, approximately $35.0 million was remaining under this portion of the New Capital commitment, which may be used (to the extent needed) to fund certain interest reserve and prepayment premium requirements related to the land acquisition financing.
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
During the nine month period ended September 30, 2009, the DLJMB Parties contributed $150.4 million in cash to, and posted $21.2 million in letters of credit on behalf of, the Company and the Morgans Parties contributed $2.9 million in cash to, and did not post any letters of credit on behalf of, the Company. For the period from the closing of our acquisition of the Hard Rock on February 2, 2007 through September 30, 2009, the DLJMB Parties had cumulatively contributed an aggregate of $395.2 million in cash to, and had posted an aggregate of $140.5 million in letters of credit on behalf of, the Company and the Morgans Parties had cumulatively contributed an aggregate of $64.6 million in cash to, and had posted an aggregate of $11.1 million in letters of credit on behalf of, the Company. Pursuant to the JV Agreement, the Morgans Parties no longer have the option to fund up to their pro rata share of the capital required for the expansion project at the Hard Rock.
Liquidity Requirements
As of September 30, 2009, we had approximately $10.2 million in available cash and cash equivalents. As of September 30, 2009, our total long-term debt, including the current portion, was approximately $1.2 billion and our total member’s equity was approximately $31.7 million, yielding a debt-to-equity ratio of approximately 37.9 to 1. We anticipate drawing the remaining $128.0 million from the construction loan as needed. The total debt under the CMBS facility will be $1.285 billion once fully drawn. We have both short-term and long-term liquidity requirements as described in more detail below.
In March 2007, we announced a large-scale expansion and renovation project at the Hard Rock. Renovations to the property began in the fourth quarter of 2007, including upgrades to existing suites, restaurants and bars, retail shops, and common areas and a new ultra lounge and poker room. As part of the renovation, the Hard Rock’s existing suites and common areas were renovated. These renovations were completed by the end of the third quarter 2008. As part of the expansion project, the new and larger “The Joint” and approximately 60,000 square feet of meeting and convention space was completed in the second quarter of 2009 and the 496 room Paradise Tower was completed in the third quarter of 2009. The Company expects the remainder of the expansion project to be complete by the end of 2009.

On February 22, 2008, we entered into a construction management and general contractor’s agreement with M.J. Dean Corporation Inc. (“MJ Dean”), which sets forth the terms and conditions governing MJ Dean’s construction of the expansion project. The agreement provides for the expansion project to be broken into multiple phases, each of which will be the subject of a separate guaranteed maximum price work authorization order. As of September 30, 2009, we had delivered work authorization orders to MJ Dean for an aggregate of $568.7 million of work. The work called for under such work authorization orders cover each significant phase of the expansion project.
We have also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”) that sets forth the terms and conditions that govern PCI’s construction of the new west pool project at the Hard Rock. The agreement includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project calls for an aggregate of $21.9 million of work.
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
We expect our short-term liquidity requirements for the next 12 months to include (i) expenditures of $313 million (of the total budgeted amount of $760 million) for the expansion and renovation project at the Hard Rock, (ii) additional expenses of three percent of our gross revenues for replacements and refurbishments at the Hard Rock, (iii) $50 million in maturing debt under the land acquisition financing (if the maturity extension described below is not implemented) and (iv) amounts necessary to fund any operating deficiencies.
As of September 30, 2009, we had signed construction commitments for an aggregate of approximately $648.4 million, comprised of commitments to MJ Dean and PCI and other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of September 30, 2009, we had incurred approximately $447.4 million in project costs under our construction commitments and had $200.9 million remaining commitments outstanding.
On August 1, 2008, we completed an intercompany land purchase with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. In connection with the intercompany land purchase, one of our subsidiaries, HRHH Development Transferee, LLC, entered into a $50.0 million land acquisition financing (the “land acquisition financing”). The loan agreement governing the land acquisition financing contains customary covenants for similar financing transactions. HRHH Development Transferee, LLC’s obligations under the land acquisition financing are secured by a first mortgage lien on the approximately 11-acre parcel of land as well as certain intellectual property and other personal and real property rights of HRHH Development Transferee, LLC. On September 4, 2009 and October 9, 2009, HRHH Development Transferee, LLC and the lenders under the land acquisition financing agreed to amend the loan agreement governing the land acquisition financing to extend the maturity date from September 4, 2009 to October 22, 2009. The applicable blended spread remained unchanged following these amendments, but it is contemplated that a portion of such interest will be deferred and paid only at maturity.
On October 23, 2009, we received a notice of default from the lenders under the land acquisition financing with respect to HRHH Development Transferee, LLC’s failure to repay the loan in full on the then effective maturity date. However, the lenders under the land acquisition financing have not, to our knowledge, accelerated the debt or exercised any other remedies. Further, we have entered into a term sheet with the lenders under the land acquisition financing to amend the loan agreement governing the land acquisition financing to, among other things, extend the maturity date to August 9, 2011 and thereby cure the event of default. We cannot assure you that we will be able to complete the amendment process with the lenders under the land acquisition financing on a timely basis or at all.
We expect to meet our short-term liquidity needs through existing working capital, debt funding under the CMBS facility and capital contributions from our members. Management anticipates we will not return to a positive cash flow, at the earliest until the expansion project has opened and the economic environment has improved from its current condition. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements. However, in the event that the lenders under the land acquisition financing accelerate the debt or exercise other remedies, our financial condition could be materially adversely affected.

Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay scheduled debt payments and perform necessary renovations and other non-recurring capital expenditures that need to be made periodically in connection with the Hard Rock. The CMBS facility currently matures on February 9, 2010, subject to two one-year options to extend the maturity date provided that we satisfy certain conditions, including meeting a specified debt-yield percentage. We have entered into a term sheet with the lenders under the CMBS facility to amend the terms of the loan agreements governing the CMBS facility, including to provide for additional extensions of the loans under the CMBS facility and, subject to certain conditions, a waiver of the debt-yield requirement with respect to certain periods covered by the extensions, and are currently working with such lenders to complete due diligence and prepare definitive documentation. We cannot assure you that we will be able to extend the maturity dates of the loans under the CMBS facility on a timely basis or at all.
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
Recent global market and economic conditions continue to be challenging with recessionary conditions continuing throughout 2009. As a result of current market conditions, the cost and availability of credit have been and may continue to be limited. These factors may continue to cause decreased spending by businesses and consumers alike. Continued weakness in the local, regional, national and global markets and economies and in business and consumer spending may continue to adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs. However, we currently believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our long-term liquidity requirements.
Cash Flows for the Nine Month Period ended September 30, 2009 Compared to Cash Flows for the Nine Month Period ended September 30, 2008
Operating Activities. Net cash used by operating activities amounted to $21.2 million for the nine month period ended September 30, 2009, compared to $34.0 million for the nine month period ended September 30, 2008. The decrease in cash used in operating activities was primarily due to a decline in net cash from operations as a result of poor economic conditions and a general softening of rates within the Las Vegas market and an increase in debt and corresponding interest expense on such increased debt.
Investing Activities. Net cash used in investing activities amounted to $255.2 million for the nine month period ended September 30, 2009, compared to $208.1 million for the nine month period ended September 30, 2008. The additional cash used in investing activities primarily related to the construction expenses of our ongoing expansion project at the Hard Rock offset by the change in restricted reserve accounts under the CMBS facility.
Financing Activities. Net cash provided by financing activities amounted to $276.4 million for the nine month period ended September 30, 2009, compared to $239.4 million for the nine month period ended September 30, 2008. Cash provided by financing activities represented an additional $123.2 million of borrowings under the CMBS facility and $153.3 million in capital contributions from our members.

Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock by the terms of the CMBS facility. Our capital expenditures relate primarily to initial renovations at the Hard Rock and periodic replacement or refurbishment of furniture, fixtures and equipment. On the closing date of our acquisition of the Hard Rock, we deposited $35 million into an initial renovation reserve fund to be held as additional collateral for loans under the CMBS facility for the payment of initial renovations to the Hard Rock. The lenders under the CMBS facility will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement set forth in the loan agreements governing the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund in amounts equal to three percent of our gross revenues and requires that such funds be set aside as restricted cash. As of September 30, 2009, an aggregate of $2.0 million and $1.6 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and the replacements and refurbishments reserve fund, respectively.
In addition, we are also obligated to maintain a reserve fund for interest expense by the terms of the loan agreements governing the CMBS facility. On the closing date of our acquisition of the Hard Rock, we deposited $45 million into an interest reserve fund to be held as additional collateral for the loans under the CMBS facility for the payment of interest expense shortfalls. The lenders under the CMBS facility will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under terms set forth in the loan agreements governing the CMBS facility. During the quarter ended September 30, 2009, we received several notices from the lenders under the CMBS facility alleging the existence of various shortfalls with respect to the interest reserve fund and construction loan. In each case, we either (i) deposited the funds necessary to cure such shortfalls or (ii) were granted extensions for compliance with such shortfall requirements and, as of September 30, 2009, were in compliance with, or were granted an extension for, these interest reserve maintenance and construction loan shortfall covenants. In addition, during the quarter ended September 30, 2009, we received several notices from the lenders under the CMBS facility alleging non-compliance with the loan documents governing the CMBS facility based on (i) our failure to replace a certain letter of credit issued by an institution no longer meeting the requirements set forth in such loan documents and (ii) the existence of certain mechanic’s liens that had been filed against our real property. We were granted several extensions for compliance with the letter of credit requirements and removal of such mechanic’s liens. As of September 30, 2009, $21.8 million was available in restricted cash reserves for interest expense in the interest reserve fund.
At the applicable lenders option, the unfunded portion of the construction loan under the CMBS facility may be advanced and deposited with the lenders in an account referred to as the “construction loan reserve account.” The funds in the construction loan reserve account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the construction loan reserve account in lieu of a construction loan advance, to the extent funds are available in the construction loan reserve account. As of September 30, 2009, $87.7 million was available in restricted cash reserves in the construction loan reserve account.
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
On May 30, 2008, we purchased five interest rate cap agreements with an aggregate notional amount of $871.0 million and a LIBOR cap of 2.5%. The aggregate notional amount accretes to $1.383 billion over the life of the interest rate cap based on the draw schedule for the construction loan under the CMBS facility. We purchased the interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through cash contributions made by the DLJMB Parties. We determined that all five of the interest rate caps qualify for hedge accounting and, therefore, are designated as cash flow hedges.

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
Contractual Obligations and Commitments
We have entered into a design build agreement with PCI that sets forth the terms and conditions governing PCI’s construction of the new west pool project at the Hard Rock. The agreement includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project has an aggregate value of $21.9 million of work.
We have signed construction commitments for an aggregate of approximately $648.4 million, comprised of commitments to MJ Dean and PCI and other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ended December 31, 2009. As of September 30, 2009, we had incurred approximately $447.4 million in project costs under our construction commitments and had $200.9 million remaining commitments outstanding.
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

Impairment of Goodwill, Intangible Assets and Other Long-lived Assets
We have a significant investment in intangible assets and other long-lived assets. We evaluate our intangible assets and other long-lived assets in accordance with the applications of FASB ASC 350-10, Intangible — Goodwill and Other, (Prior authoritative literature: SFAS No. 142, Goodwill and Other Intangible Assets) related to other intangible assets, and of FASB ASC 360-10, Property, Plant, and Equipment, (prior authoritative literature: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) related to possible impairment of or disposal of long-lived assets. For indefinite-life intangible assets, we review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.
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
Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. While certain of the inputs used in our valuation model for assessing the value relative to our indefinite-lived intangible assets potentially constitute Level 2 inputs (observable inputs), we often apply adjustments to the inputs, and, thus, render those inputs as Level 3 (unobservable inputs). As a result, the majority of our inputs used in our valuation model constitute Level 3 inputs. No significant events occurred during the quarter ended September 30, 2009 that would indicate impairment exists.
Non-financial assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for non-financial assets in the fourth quarter of each fiscal year. Most of the inputs used in our valuation model for assessing the value relative to our non-financial assets constitute Level 2 inputs. No significant events occurred during the quarter ended September 30, 2009 that would indicate impairment exists.
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
While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of the Hard Rock or any of its assets. Substantially all property and equipment is pledged as collateral for long-term debt.

Capitalized Interest
We capitalize interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. We amortize capitalized interest over the estimated useful life of the related asset. For the nine month period ended September 30, 2009, capitalized interest totaled $14.5 million.
Derivative Instruments and Hedging Activities
We manage risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our variable rate debt. FASB ASC 815-10, Derivatives and Hedging (prior authoritative literature: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted) (“FASB ASC 815-10 (SFAS No. 133)”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB ASC 815-10 (SFAS No. 133), we record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate caps as part of our cash flow hedging strategy. During the quarter ended September 30, 2009, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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
Fair Value Measurements
FASB ASC 820-10, Fair Value Measurements and Disclosures (prior authoritative literature: SFAS No. 157, Fair Value Measurements, issued September 2006) (“FASB ASC 820-10 (SFAS No. 157)”), emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 (SFAS No. 157) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). We have applied FASB ASC 820-10 (SFAS No. 157) to recognize the liability related to our derivative instruments at fair value to consider the changes in our creditworthiness and the creditworthiness of our counterparties in determining any credit valuation adjustments.

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
Currently, we use interest rate cap agreements to manage our interest rate risk. The valuation of these derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative instrument. This analysis reflects the contractual terms of the derivative instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of FASB ASC 820-10 (SFAS No. 157), we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or any of our counterparties. However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2009, there was no value in the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets.
Although we have determined that the majority of the inputs used to value our long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or our lenders. However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our long-term debt and have determined that the credit valuation adjustments are not significant to the overall valuation of our long-term debt. As a result, we have determined that our long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2009, the total fair value of our long-term debt valued under FASB ASC 820-10 (SFAS No. 157) did not materially differ from its carrying value of approximately $1.2 billion.
Share-Based Payments
Our only share-based award activity is the grant of Class C Units of the Company to certain executive officers. Under FASB ASC 718-10, Compensation (prior authoritative literature: SFAS No. 123R, Share-Based Payment), at January 14, 2009, the Class C Units were valued at zero as they will be subordinate to the capital contributions of our other members and all of our outstanding debt, which currently exceeds the fair market value of the Company. No increase in the fair market value of the Company is expected as of September 30, 2009. The Class C Units contain certain vesting conditions, including time thresholds, our attainment of performance targets and our completion of milestones related to our expansion project. As of September 30, 2009, no GAAP expense has been recorded for the Class C Units. No taxable event occurs with respect to the Class C Units until they fully vest and are available to the respective grantee.

Income Taxes
Under FASB ASC 740-10 (SFAS No. 109), an entity is required to record a valuation allowance against some or all of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. To make such determination, we analyze positive and negative evidence, including history of earnings or losses, loss carryback potential, impact of reversing temporary differences, tax planning strategies, and future taxable income. We have reported net operating losses for consecutive years and do not have projected taxable income in the near future. This significant negative evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets. The deferred tax liability related to the stepped-up basis on land and indefinite-lived intangibles are the only deferred tax items not offset by the valuation allowance. This treatment is consistent with the valuation allowance calculations in prior periods.
We use estimates related to cash flow projections for the application of FASB ASC 740-10 (SFAS No. 109) to the realization of deferred income tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events, including changes to the regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earnings and losses. Our management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended September 30, 2009, we maintained a valuation allowance equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to land and indefinite life intangible assets).
On January 1, 2007, we adopted the provisions of FASB ASC 740-10 (Prior authoritative literature: FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109). As of December 31, 2008 and September 30, 2009, we had zero unrecognized tax benefits. We do not believe we will have any material changes in our unrecognized tax positions over the next 12 months. We do not have any interest or penalties associated with any unrecognized tax benefits.
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
Recently Issued Accounting Pronouncements
FASB ASC 820-10 (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC 820-10 (SFAS No. 157) applies under other accounting pronouncements that require or permit fair value measurement. FASB ASC 820-10 (SFAS No. 157) does not require any new fair value measurements. The provisions of FASB ASC 820-10 (SFAS No. 157) are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FASB ASC 820-10 (SFAS No. 157) had no material impact on our consolidated financial statements.

FASB ASC 825-10, Financial Instruments (prior authoritative literature: FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued February 2007) (“FASB ASC 825-10 (SFAS No. 159)”), permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FASB ASC 825-10 (SFAS No. 159) permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, a company shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. The provisions of FASB ASC 825-10 (SFAS No. 159) are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FASB ASC 825-10 (SFAS No. 159) had no material impact on our consolidated financial statements.
FASB ASC 805-10, Business Combinations (prior authoritative literature: FASB SFAS No. 141R, Business Combinations, issued December 2007, which replaces SFAS No. 141) (“FASB ASC 805-10 (SFAS No. 141R)”), which among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, FASB ASC 805-10 (SFAS No. 141R) requires that all transaction costs will be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FASB 805-10 (SFAS No. 141R) had no material impact on our consolidated financial statements.
FASB ASC 810-10, Consolidation (prior authoritative literature: FASB SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, issued December 2007) (“FASB ASC 815-10 (SFAS No. 160)”), which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. FASB 810-10 (SFAS No. 160) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FASB ASC 810-10 (SFAS No. 160) had no material impact on our consolidated financial statements.
FASB ASC 815-10, Derivatives and Hedging (prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008, amending FASB SFAS No. 133) (“FASB ASC 815-10 (SFAS No. 161)”), requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS No. 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB ASC 815-10 (prior authoritative literature: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities) (“FASB ASC 815-10 (SFAS No. 133)”), and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB ASC 815-10 (SFAS No. 161) must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB ASC 815-10 (SFAS No. 133) for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS No. 161) had no material impact on our consolidated financial statements.
FASB ASC 855-10, Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 165, Subsequent Events, issued May 2009) (“FASB ASC 855-10 (SFAS No. 165)”) establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 (SFAS No. 165) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, specifically, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of Presentation and Nature of Business” for the related disclosures. The adoption of FASB ASC 855-10 (SFAS No. 165) in the second quarter of 2009 did not have a material impact on the our consolidated financial statements.

FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 105-10 (SFAS No. 168)”), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10 (SFAS 168) did not have a material impact on our consolidated financial statements.
FASB ASC 810-10, Consolidation (prior authoritative literature: FASB SFAS No. 167, Amendments to FASB Interpretation No. 46(R), issued June 2009) (“FASB ASC 810-10 (SFAS No. 167)”), changes the consolidation guidance applicable to a variable interest entity. FASB ASC 810-10 (SFAS No. 167) also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a variable interest entity, and is therefore required to consolidate an entity by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and who has the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a variable interest entity only when specific events had occurred. Qualified special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FASB ASC 810-10 (SFAS No. 167) also requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. FASB ASC 810-10 (SFAS No. 167) will be effective for fiscal years and interim periods beginning after November 15, 2009. We are currently evaluating the impact that these standards will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our existing credit facilities has a variable interest rate. We are, therefore, most vulnerable to changes in short-term U.S. prime interest rates. We use certain derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and certain other factors. As of September 30, 2009, our total outstanding debt, including the current portion, was approximately $1.2 billion, all of which was variable rate debt. We have entered into hedge agreements for the CMBS facility that cap LIBOR at 2.5%. At September 30, 2009, the LIBOR index rate applicable to us was 0.243% thereby making the interest rate caps for the CMBS facility and the land acquisition financing out of the money. Subject to the interest rate caps, as of September 30, 2009, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.5 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.5 million.

Item 4.	Controls and Procedures.
(a) Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our principal executive officer and principal financial officer have concluded the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
We were named as a defendant in two lawsuits, Matix, LLC, et al. v. Peter Morton, et al., Case No. A518414, and Stealth Holdings, LLC v. Christopher Milam, et al., Case No. A527202, which were consolidated in the Eighth Judicial District Court of the State of Nevada. These lawsuits stemmed from the cancellation of the formerly proposed condominium development on the real property adjacent to the Hard Rock. The plaintiffs asserted that they were investors who invested in entities controlled by Christopher Milam, which had contracted with entities owned and/or controlled by Peter Morton for the construction and ownership of the proposed condominium development. Following cancellation of the proposed condominium development, the plaintiffs sued, claiming that they were entitled to recovery of their investments. As their claims related to us, the plaintiffs alleged, inter alia, that we aided and abetted Mr. Morton’s commission of fraud, and that we were unjustly enriched by plaintiffs’ investments. Mr. Morton agreed to indemnify us and our affiliates against all costs associated with these lawsuits, including both legal and defense fees and any ultimate judgment against us or our affiliates, under the terms set forth in the contracts under which we acquired the Hard Rock and related assets. The trial of these consolidated lawsuits began in September 2009. In October 2009, at the close of the plaintiffs’ direct case, the judge granted the defendant’s motion to dismiss us and our affiliates as defendants. Subsequently, the jury returned a verdict in favor of the remaining defendants on all outstanding issues.

On August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a lawsuit, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.), in the United States District Court for the District of Nevada. Plaintiff asserts claims for trademark infringement, unfair competition, breach of contract and unjust enrichment, all of which relate to our use of the REHAB RX trademarks. The named defendants in the lawsuit have filed an answer to this action and asserted counterclaims against plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of Plaintiff’s federal registrations for the trademark REHAB. On November 3, 2009, the judge entered an order approving the parties’ stipulation to dismiss the lawsuit and counterclaims with prejudice, with each party to bear its own attorneys’ fees and costs.
We are a defendant in various other lawsuits relating to routine matters incidental to our business. Management does not believe that the outcome of any such litigation, in the aggregate, will have a material adverse effect on our business or results of operations.
For a complete description of the facts and circumstances of any material litigation to which we are a party, see our Annual Report on Form 10-K for the year ended December 31, 2008. No new material litigation has occurred during the quarter ended September 30, 2009.

Item 1A.	Risk Factors.
We believe the economic drivers that impact underlying destination resort fundamentals, such as growth in gross domestic product, business investment and employment, are likely to remain weak in 2009. The expected weakness in these drivers may continue to significantly negatively impact revenues in future periods.
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

10.1*
Letter Agreement, dated as of August 7, 2009, among HRHH Development Transferee, LLC, Trimont Real Estate Advisors, Inc., Eastern Capital Fund I SPE (Vegas Paradise) LLC, Wells Fargo Bank National Association, as trustee for the registered holders of N-Star REL CDO VI Grantor Trust as successor in interest to NRFC WA Holdings, LLC and Wells Fargo Bank National Association, as trustee for the registered holders of N-Star REL CDO VIII Grantor Trust as successor in interest to NRFC WA Holdings, LLC

10.2*
Letter Agreement, dated as of September 4, 2009, among HRHH Development Transferee, LLC, Trimont Real Estate Advisors, Inc., Eastern Capital Fund I SPE (Vegas Paradise) LLC, Eastern Capital Fund I SPE (Vegas Paradise Affiliate) LLC and NRFC UL Holdings, LLC

10.3*
Letter Agreement, dated as of October 9, 2009, among HRHH Development Transferee, LLC, Trimont Real Estate Advisors, Inc., Eastern Capital Fund I SPE (Vegas Paradise) LLC, Eastern Capital Fund I SPE (Vegas Paradise Affiliate) LLC and NRFC UL Holdings, LLC

31.1*
Certification of Hard Rock Hotel, Inc.’s President and Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certification of Hard Rock Hotel, Inc.’s President and Chief Operating Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

32.2*
Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARD ROCK HOTEL HOLDINGS, LLC
November 6, 2009	By:	/S/ ARNOLD D. BOSWELL
		Name:	Arnold D. Boswell
		Title:	Chief Financial Officer of HRHI

November 6, 2009	By:	/S/ RICHARD SZYMANSKI
		Name:	Richard Szymanski
		Title:	Vice President, Secretary and Treasurer