Form 10-K
period 2009-12-31
Hard Rock Hotel Holdings, LLC
filed 2010-03-15
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A Membership Interests
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0. There currently is no established public trading market for our membership interests.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements included in this report are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:
•	continued recessionary in economic and market conditions, particularly in levels of spending in the Las Vegas hotel, resort and casino industry;
•	changes in the competitive environment in our industry;
•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•	the seasonal nature of the hotel, resort and casino industry;
•	the use of the “Hard Rock” brand name by entities other than us;
•	costs associated with compliance with extensive regulatory requirements;
•	increases in interest rates and operating costs;
•	increases in uninsured and underinsured losses;
•	risks associated with conflicts of interest with entities which control us;
•	the loss of key members of our senior management;
•	the impact of any material litigation;
•	risks related to natural disasters, such as earthquakes and floods; and
•	the other risks discussed in this report in the section entitled “Risk Factors.”
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

PART I
ITEM 1 BUSINESS
THE COMPANY
Hard Rock Hotel Holdings, LLC (the “Company,” “we,” “us” or “our ”) is a Delaware limited liability company that is owned by affiliates of DLJ Merchant Banking Partners (the “DLJMB Parties”) and Morgans Hotel Group Co. (“Morgans”) and an affiliated entity (together with Morgans, the “Morgans Parties”). In February 2007, the Company acquired Hard Rock Hotel, Inc. (“HRHI” or the “Predecessor”) and certain related assets, including an approximately 23-acre parcel of land adjacent to the Hard Rock and the parcel of land on which the Hard Rock Cafe restaurant in Las Vegas is situated. HRHI owns the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”). As a result of the acquisition (the “Acquisition”), the Company is the successor (the “Successor”) to HRHI.
The principal executive offices of the Hard Rock are located at 4455 Paradise Road, Las Vegas, Nevada 89169 and the telephone number is (702) 693-5000. The Hard Rock’s Internet website is located at www.hardrockhotel.com.
OVERVIEW OF HARD ROCK HOTEL AND CASINO
We own and operate the Hard Rock, which we believe is a premier destination entertainment resort with a rock music theme. Commencing operations in 1995, the resort is modeled after the highly successful Hard Rock Cafe restaurant chain and is decorated with an extensive collection of rare rock memorabilia. The original Hard Rock Cafe was co-founded in 1971 by Peter Morton, and the “Hard Rock” name has grown to become widely recognized throughout the world. The Hard Rock brand was honored by Advertising Age, an advertising and marketing industry publication, as one of the top 50 brands of 2008. Since opening, we believe the resort has developed a strong following among its target customer base, generally between the ages of 25 and 45, who seek a vibrant, energetic entertainment and gaming experience with the services and amenities associated with a boutique luxury resort hotel. In 2009, Travel & Leisure Magazine, stated that “Hard Rock throws some of the best parties in Vegas”. In addition, in 2009, Fodor’s Travel Guide stated that “The Hard Rock doesn’t try to be cool — it just is.”
In 2009, we completed the majority of a large-scale expansion project at the Hard Rock. The expansion includes the addition of approximately 865 guest rooms and suites, approximately 490 of which are in our new Paradise Tower that opened in July 2009 and the remaining approximately 375 of which are in our new all-suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, we opened approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and a new and larger The Joint live entertainment venue. In December 2009, we opened approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, Reliquary and a new nightclub, Vanity. The expansion project also included the addition of a new authentic rock lounge, Wasted Space, a new Poker Lounge and upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which were completed in 2008. We have transformed the property into what we believe is a world class destination resort offering a luxurious Las Vegas experience. During this transformation, we focused on retaining the heart and soul that we believe has made the Hard Rock the icon that it is today, and preserving an intimate and exclusive environment with unique advantages such as a world-class pool and a comfortable boutique feel. In March 2010, we expect to open an expanded hotel pool, outdoor gaming and additional food and beverage outlets, which would complete the remaining portions of the expansion project as scheduled and within the parameters of the original budget.
As of December 31, 2009, the resort consists of:
•	three hotel towers with approximately 1,500 stylishly furnished hotel rooms averaging approximately 500 square feet in size (including 450 suites, nine penthouses, 10 pool villas and eight multi-level spa villas);
•	an approximately 60,000 square-foot uniquely styled casino with 835 slot machines and 125 table games, for Las Vegas locals, as well as tourists, where rock music is played continuously to provide the casino with an energetic and entertaining, club-like atmosphere;
•	an approximately 5,000 square-foot high-end Poker Lounge with 18 tables and a 1,000 square-foot connected bar;
•	an approximately 3,600 square-foot retail store (the “Retail Store”), a jewelry store and a lingerie store;

•	an approximately 15,400 square-foot night club, called “Vanity,” with a capacity of 1,400 persons, and which replaced Body English that closed on January 1, 2010;
•	an approximately 5,000 square-foot rock n’ roll bar, called “Wasted Space,” with a capacity of 500 persons;
•	approximately 80,000 square feet of banquet and meeting facilities;
•	a premier live music concert hall, called “The Joint,” with a capacity of 4,100 persons and which draws audiences from Las Vegas visitors as well as local residents;
•	a beach club including a 300-foot long sand bottomed tropical theme outdoor swimming pool area, with a water slide, water fall, a running stream and underwater rock music (the “Beach Club”);
•	six high quality restaurants at multiple price points (Nobu Las Vegas, Ago, Rare 120, Pink Taco, Espumoso Caffé and Mr. Lucky’s) and a Starbucks;
•	eight cocktail lounges, including two circular lounges, called “Luxe Bar” and “Center Bar,” that are elevated and surrounded by the gaming floor; and
•	an approximately 21,000 square-foot spa, salon and fitness center, called “Reliquary,” and an approximately 8,000 square-foot health club, called the “Rock Spa.”
BUSINESS STRATEGY
We attribute our continued success in the Las Vegas marketplace to uniquely positioning the resort within the Las Vegas hotel, resort and casino industry. Our primary business and marketing strategies center on creating a vibrant and energetic entertainment and gaming environment that appeals to a customer base of youthful and “hip” individuals. We leverage certain of our strengths, including the Hard Rock theme and our vibrant atmosphere and personalized service, to differentiate the resort from the substantially larger “mega resorts” approximately one mile west on the Las Vegas Strip. Key elements of our business strategy include the following:
Target Clientele
We believe that we have successfully differentiated the resort in the Las Vegas market by targeting a predominantly youthful and “hip” customer base that consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry. To attract this target audience, we promote the resort as “the place to be” in Las Vegas. The “Hard Rock Hotel” and the “Hard Rock Casino” trademarks, along with an extensive network of contacts in the music and entertainment industry, have helped to attract a number of famous actors, musicians and celebrities to the resort. We believe this customer base is comprised of demographic groups that remain underserved by competing facilities despite recent competition from other properties in Las Vegas.
Entertainment
As a live music venue with a capacity of 4,100, The Joint draws audiences from Las Vegas visitors and local residents. In 2009, we closed the original 2,000-person capacity Joint and opened a brand new $60.0 million Joint with over double the capacity. In addition to increased capacity, the new Joint includes enhanced production capabilities and a high-end VIP level. In 2009, the new Joint hosted major concerts, highlighted by performances from The Killers, Paul McCartney, Bon Jovi, Kenny Chesney, Incubus, Blink 182, No Doubt, Bob Dylan and Kings of Leon. In addition, the new Joint has hosted mixed martial arts events, televised boxing matches and other special events, which coupled with its live music concerts, have helped generate significant publicity for us as well as attracted additional visitors for our hotel, casino, retail and food and beverage operations.

Gaming Mix Targeted To Customer Base
As of December 31, 2009, our casino housed 835 slot machines, 125 table games, 18 poker tables and an approximately 1,100 square-foot race and sports book. Our target gaming customer has a higher propensity to play table games and we strive to create a fun and enthusiastic gaming environment through the use of music themed gaming chips and playing surfaces and by promoting interaction between table game dealers and customers. The casino also features the latest slot machines, some of which reflect the resort’s rock music theme, as well as more traditional machines.
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
Emphasis on Customer Service
We believe that one of the cornerstones of our business strategy is providing our customers with a high level of personal service. Our management trains our employees to interact with guests and continually strives to instill in our employees a dedication to superior service designed to exceed guests’ expectations. Our senior management regularly gathers and responds to feedback regarding customer satisfaction.
LOCATION
The resort occupies what we believe is one of the most highly visible and easily accessible sites in Las Vegas. The resort is located on approximately 41 acres of land near the intersection of Paradise Road and Harmon Avenue, approximately two miles from McCarran International Airport and approximately one mile east of the Las Vegas Strip, the main tourist area in Las Vegas. We believe the resort represents an attractive alternative for tourists, business travelers and locals who wish to maintain close and easy access to the Las Vegas Strip while avoiding its crowds and congestion. We have agreements in place with major hotels and casinos and retail establishments to provide shuttle services to and from the resort. We believe the resort’s location is particularly attractive due to its proximity to:
•	a high concentration of popular Las Vegas restaurants and nightclubs;
•	the Las Vegas Convention Center;
•	the Thomas & Mack Center at the University of Nevada Las Vegas, Las Vegas’ primary sporting and special events arena; and
•	a number of non-gaming hotels, which have an aggregate of more than 1,000 guest rooms.
THE RESORT
As of December 31, 2009, the resort consists of the hotel, casino, retail stores, Vanity, Wasted Space, banquet and meeting facilities, The Joint, the Beach Club, six restaurants, eight cocktail lounges, Reliquary Spa, Rock Spa, Brannon Hair and a Starbucks.
The Hotel
The hotel’s three towers consist of approximately 1,500 spacious hotel rooms, 450 or approximately 30% of which are suites, including nine penthouses, 10 pool villas and eight multi-level spa villas. The hotel rooms average approximately 500 square feet, which is larger than the average Las Vegas hotel room. Consistent with the resort’s distinctive decor, the hotel rooms are stylishly furnished, with oversized bathrooms, pedestal beds with leather headboards and photos of famous rock musicians. The rooms also include special amenities such as large 40-plus inch flat screen televisions with high speed internet access, stereo systems and, in certain cases, French doors that open to the outdoors and/or personal ipod compatible sound systems. A full-service concierge and 24-hour room service are available to all guests of the hotel.

The following table illustrates certain historical information relating to our hotel for the years ended December 31, 2009, 2008 and 2007:

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007 (2)
Average number of hotel rooms	792	612	637
Average occupancy rate(1)	88.2%	91.7%	93.9%
Average daily rate(1)	$134	$190	$209

(1)	The Company calculates (a) average daily rate by dividing total daily lodging revenue by total daily rooms rented and (b) average occupancy rate by dividing total rooms occupied by total number of rooms available. The Company accounts for lodging revenue on a daily basis. As is customary for companies in the gaming industry, average occupancy rate and average daily rate include rooms provided on a complimentary basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduces average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue the Company would otherwise receive. The Company does not separately account for the number of occupied rooms that are provided on a complimentary basis, and obtaining such information would require unreasonable effort and expense within the meaning of Rule 12b-21 under the Exchange Act. The decrease in average daily rate in 2008 and 2009 was a result of management’s decision to strategically lower room prices to maximize occupancy levels and remain competitive within the Las Vegas market.

(2)	The Company combined the results of the Predecessor for the period from January 1, 2007 to February 1, 2007 with the Company’s results for the period from February 2, 2007 to December 31, 2007.
The Casino
We believe that the innovative, distinctive style of the 60,000 square-foot casino at the Hard Rock is a major attraction for both Las Vegas visitors and local residents. The casino is designed with an innovative layout around the two elevated lounges, Luxe Bar and Center Bar, which allows the casino’s patrons to see and be seen from nearly every area of the casino. Rock music is played continuously to provide the casino with an energetic and entertaining club-like atmosphere. In addition, the casino promotes a friendly, intimate atmosphere by encouraging its employees to smile at and interact with casino players. Dealers, for example, are encouraged to “High Five” winning players.
As of December 31, 2009, the casino houses 125 table games including 90 Blackjack tables, eight Craps tables, 11 Roulette tables, four Midi Baccarat tables, one Mini-Baccarat table, one War table, three Three Card Poker tables, one Big 6 table, one Let-it-Ride table, one No-Bust Blackjack table, one Bonus Texas Holdem table, three Pai-Gow Poker tables, 835 slot and video machines, an approximate 1,100 square-foot race and sports book and a 5,000 square-foot Poker Lounge. Some of the casino’s gaming chips are themed to coincide with current concerts and the casino also offers patrons other attractions, such as cutting edge slot technology, proprietary slot graphics and distinctive slot signage.
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
Vanity
On December 31, 2009, the Company opened a new 15,400 square-foot night club, Vanity, and closed Body English on January 1, 2010. An eclectic jewel box, Vanity is adorned with pearls and hand cut crystals fused with bronze and gold metallic surrounded by antique mirrors, rubbed brass and black chrome. The heartbeat of the club is a cyclone chandelier of over 20 thousand lit crystals bringing the dance floor to life. The venue features two marble bars, a sunken dance floor, 50 intimate VIP booths, an outdoor terrace including five cabanas and a women’s lounge that will truly impress.

Wasted Space
Wasted Space is an approximately 5,000 square-foot rock n’ roll bar, with a 500-person capacity, that features 17 tables and booths in a primary space and five more in a 24-hour lounge. We equipped Wasted Space with an advanced audio system that offers an enhanced entertainment sound package and enables nightly live performances from musicians, DJs and other artists. We designed Wasted Space as an anti-club with an intimate, exclusive feel and a backstage atmosphere that melds high-end rock n` roll culture with fashion, art and design to create a unique nightlife experience.
Banquet and Meeting Facilities
Our 80,000 square-foot conference center and entertainment areas have capacity to accommodate groups of up to 8,000 persons. The banquet facility is located adjacent to The Joint and can accommodate one large event/group or has the capability of being separated into smaller convention spaces.
The Joint
As a live music venue with a capacity of 4,100, The Joint draws audiences from Las Vegas visitors and local residents. In 2009, we closed the original 2,000-person capacity Joint and opened a brand new $60.0 million Joint with over double the capacity. In addition to increased capacity, the new Joint includes enhanced production capabilities and a high-end VIP level.
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
Food and Beverage
The resort offers its patrons a selection of high-quality food and beverages at multiple price points. The resort’s food and beverage operations include six restaurants (Ago, Rare 120, Pink Taco, Mr. Lucky’s, Espumoso Caffé and Nobu Las Vegas), eight bars (Luxe Bar, Lobby Lounge, Midway Bar, Sports Deluxe, Helle’s Belles Bar, Wasted Space, Poker Lounge Bar and Center Bar), four bars in The Joint, a bar at the Beach Club and catering service for corporate events, conventions, banquets and parties. Rare 120, with seating capacity for approximately 180 persons, is a contemporary steakhouse accented with exotic wood finishes and brushed stainless steel, and serves organic and farm-raised meats along with high-quality seasonal ingredients. Pink Taco, with seating capacity of approximately 260 persons, is a stylish, authentic Mexican eatery with seasonal outside dining. Mr. Lucky’s, a 24-hour restaurant with seating capacity for approximately 200 persons, specializes in high-quality, moderately priced American cuisine. Nobu Las Vegas, with seating capacity of approximately 300 persons, is an upscale Japanese restaurant created by renowned chef Nobu Matsuhisa and serves traditional Japanese cuisine infused with South American and Western flavors. Nobu Las Vegas is owned and operated independently of the resort. Ago, with at seating capacity of approximately 200 persons, is an elegant Northern Italian trattoria that features authentic Tuscany style Italian food. In December 2009, we opened Espumoso Caffé, a Latin-infused coffee house, with a seating capacity of approximately 35, that offers a diverse array of organic coffees, loose leaf teas, house made Panini’s, empanadas, Italian gelato, freshly-blended smoothies and European pastries.
The Hard Rock Cafe
The resort also features a world famous Hard Rock Cafe, known as the Hard Rock Cafe, Las Vegas. The Hard Rock Cafe Las Vegas is not operated by the resort, but does provide another onsite dining option to appeal to our clientele.
Reliquary
Our new spa, salon and fitness center, which opened in late December 2009, features a 1,500 square-foot Roman bath, 21 treatment rooms, including couples facilities and hydro therapy rooms, a fitness room with CYBEX machines and a Spa Bar. We anticipate that Reliquary will stand out in the marketplace as a destination spa and attract additional visitors to the resort.

The Rock Spa
Our health club facility features amenities such as treadmills, stair-masters, stationary bicycles, CYBEX machines and a variety of free weights. We believe the Rock Spa is a health club facility suitable for a first class destination resort.
Banquets and Corporate Events
The resort hosts a number of corporate events, conventions, banquets and private parties for up to 3,000 persons. Past clients include AMX, Avid Technologies, Directed Electronics, Anderson Real Estate, Anheuser-Busch, Neilson Business Media, MTV, VH1, Transworld Media, Affliction, Hewlett Packard, AT&T, Blackberry, Wells Fargo, Beam Global Spirits, QUALCOMM, Red Bull, Sports Illustrated, Monster Energy and Sprint PCS. Depending upon the size of the event, customers can choose to host their corporate functions, conventions and banquets either indoors, at The Joint or in the banquet facility, or outdoors, around the swimming pool at the Beach Club.
MARKETING
Our marketing efforts are targeted at both the visitor market (tourists and business travelers) as well as local patrons. Our marketing department uses both traditional and innovative marketing strategies to promote the “Hard Rock Hotel” and “Hard Rock Casino” trademarks. We employ targeted marketing programs through the use of our proprietary database. This proprietary database was acquired by the Company when it acquired HRHI in February 2007. The resort is aggressively marketed not only through domestic and international public relations activities, direct mail, internet blasts, print, radio and television advertising, but also through special arrangements with various members of the entertainment industry. The Hard Rock also hosts many well-publicized and often televised events such as the World Extreme Cage Fighting, Top Rank Boxing and various awards shows. We believe these types of events are held at the resort because its stylish and distinctive atmosphere is consistent with the theme of the events. The events, in turn, reinforce the resort’s image as a destination resort among its target clientele. The concerts in The Joint by popular artists, some of which have been televised, are another form of promotional activity that reinforces the resort’s image.
The most established property event is the Sunday pool party known as Rehab. Entering its seventh season this spring, Rehab has become internationally known with its own line of branded merchandise and a reality show. The reality show, Rehab: Party at the Hard Rock Hotel, which debuted in November 2008, achieved top ratings with an average 1.5 million viewership on TruTV.
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

On November 11, 2008, we executed a license agreement with Cherokee Nation Enterprises, LLC (“CNE”), an entity indirectly wholly owned by the Cherokee Nation. Pursuant to the license agreement, we have agreed to license certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to CNE in connection with a Hard Rock hotel and a Hard Rock casino that CNE intends to open in Catoosa, Oklahoma. Under the terms of the license agreement, CNE has agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock as well as certain other license fees. On February 17, 2009, we received notice from the National Indian Gaming Commission (the “NIGC”) that the CNE license agreement (i) is not a management agreement requiring the NIGC Chairman’s approval under the Indian Gaming Regulatory Act, and (ii) does not provide us or any other party with an impermissible proprietary interest in Indian gaming. The CNE license agreement became effective upon receipt of this NIGC notice.
On October 13, 2009, we executed a license agreement with the Pueblo of Isleta (“Isleta”). Pursuant to the Isleta license agreement, we have agreed to license certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks, to Isleta in connection with a Hard Rock hotel and a Hard Rock casino that Isleta intends to open in Albuquerque, New Mexico. Under the terms of the Isleta license agreement, Isleta has agreed to pay us a certain percentage of its annual gross revenues based on the performance of its Hard Rock as well as certain other license fees. Similar to the CNE license agreement, the effectiveness of the Isleta license agreement was conditioned upon receipt of confirmation from the NIGC that the Isleta license agreement does not require its approval. On December 9, 2009, we received notice from the NIGC that the Isleta license agreement does not constitute a management contract and does not need to be approved by the NIGC Chairman. The Isleta license agreement became effective upon receipt of this NIGC notice.
LAS VEGAS MARKET
During 2009, according to the Las Vegas Convention and Visitors Authority (the “LVCVA”), gaming revenues in Clark County decreased 9.8% to approximately $8.8 billion from $9.8 billion in 2008; however the market has still shown a positive growth rate over the last 20 years. In addition, according to the LVCVA:
•	the number of visitors traveling to Las Vegas was approximately 36.4 million in 2009, representing a compound annual growth rate of approximately 3.6% since 1989’s 18.1 million visitors;
•	the aggregate expenditures by Las Vegas visitors was $42.8 billion in 2008 and $10.0 billion in 1988, representing a compound annual growth rate of 7.5%; and
•	the number of hotel and motel rooms in Las Vegas was 67,391 in 1989 and 148,941 in 2009, representing a compound annual growth rate of approximately 4.0%.
The Las Vegas market has been adversely affected by weakness in the United States economy. This economic trend negatively impacted our operating results for the year ended December 31, 2009, as we experienced lower visitation at our property and strategically lowered room prices to maximize occupancy levels. We expect the trend to continue for some portion, if not all, of 2010 and that it could adversely affect our revenue in future periods.

The following table sets forth certain statistical information for the Las Vegas market for the years 2005 through 2009, as reported by the LVCVA.
LAS VEGAS MARKET STATISTICS

	2009	2008	2007	2006	2005
Visitor Volume (in thousands)	36,351	37,482	39,197	38,915	38,566
Clark County Gaming Revenues (in millions)	$8,834	$9,797	$10,868	$10,643	$9,709
Hotel/Motel Rooms	148,941	140,529	132,947	132,605	133,186
Airport Passenger Traffic (in thousands)	40,469	44,075	47,728	46,193	44,267
Convention Attendance (in thousands)	4,492	5,900	6,209	6,308	6,166
COMPETITION
The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive. The Hard Rock, located less than one mile east of the Las Vegas Strip, competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Many of these Las Vegas resorts seek to attract customers to their properties by not only offering casino gaming, but also by providing hotel accommodations, food and beverage outlets, retail stores and other related amenities. To the extent that the Hard Rock seeks to enhance its revenue base by offering its own various resort amenities, it competes with the service offerings provided by these Las Vegas resorts. Some of these hotel casinos are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, have recently opened or are expected to open in Las Vegas within the coming years. There can be no assurance the Las Vegas market will show future growth or hotel casinos will continue to be popular. In the event we lose market share due to competition or there is a continued decline or sustained leveling off of the growth or popularity of gaming facilities generally, this would adversely affect our financial condition and results of operations.
We face additional competition from competing “Hard Rock” hotels and hotel casinos that may be established in jurisdictions other than Las Vegas. We have obtained the exclusive, royalty-free and perpetual right to use and exploit the “Hard Rock Hotel” and the “Hard Rock Casino” trademarks in connection with hotel/casino operations or casino operations in the State of Illinois and all states and possessions of the United States that are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area. The right also extends to the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area, British Columbia, Canada. Although we have obtained this right, Hard Rock Cafe International (USA), Inc., which is controlled by the Seminole Tribe of Florida, is the sole owner of the rights to the “Hard Rock Cafe,” the “Hard Rock Hotel” and the “Hard Rock Casino” trademarks. As a result, Hard Rock Cafe International (USA), Inc., or its licensee, can use and exploit the “Hard Rock” name and logo, other than in connection with hotel/casino operations or casino operations in our exclusive territory, including marketing “Hard Rock” merchandise anywhere in the world. For example, Hard Rock Cafe International (USA), Inc. has licensed the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida. There can be no assurance that our business and results of operations will not be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control.
Our resort competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of other jurisdictions in which gaming is now permitted. The resort also competes with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, Internet gaming ventures and international gaming operations. In 1998, California enacted The Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. In February 2008, additional propositions were approved in California permitting certain Indian tribes to increase the number of slot machines on their properties. Continued proliferation of gaming activities permitted by Proposition 1A may materially negatively affect Nevada gaming markets and our financial position and results of operations. Management currently is unable, however, to assess the magnitude of the specific impact on us. See “Risk Factors—Risks Related to Our Business—We face intense local competition which could impact our operations and adversely affect our business and results of operations.”

EMPLOYEES
As of December 31, 2009, we had 1,362 full-time employees and 1,011 on-call employees who are employed on an as-needed basis. None of our employees are members of unions; however, on November 6, 2009 the National Labor Relations Board conducted an election to determine whether approximately 35 valet employees wished to be represented by the Teamsters Union. The outcome of the election is not yet determined as there are legal challenges that have been filed by both the Company and the union. We have been approached by other unions on various occasions and cannot assure that one or more unions will not approach our employees. We consider our relations with our employees to be good and have never experienced an organized work stoppage, strike or labor dispute.
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
The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Gaming Control Act, which beneficially owns more than 10% but not more than 11% of a registered company’s voting securities as a result of a stock repurchase by the registered company may not be required to file such an application. Further, an institutional investor which acquires more than 10%, but not more than 25%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may own more than 25% but not more than 29% of the voting securities of a registered company and maintain the waiver where the additional ownership results from a stock repurchase by the registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:
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
AGREEMENTS GOVERNING THE OPERATION OF THE HARD ROCK
Joint Venture Agreement
The DLJMB Parties, the Morgans Parties and our Class C Members have entered into a Second Amended and Restated Limited Liability Company Agreement (as amended, the “JV Agreement ”), dated May 30, 2008, that governs their relationship with each other as our members.
Classes of Membership Interests. We have three classes of membership interests: Class A Membership Interests, Class B Membership Interests and Class C Membership Interests. Holders of Class A Membership Interests are entitled to vote on any matter to be voted upon by our members. Except as provided by law, the holders of Class B Membership Interests and Class C Membership Interests do not have any right to vote. For the year ended December 31, 2009, the DLJMB Parties and the Morgans Parties contributed approximately $179.6 million and $14.1 million in cash to the Company, respectively. After taking these and all prior cash fundings into consideration, as of December 31, 2009, the DLJMB Parties and the Morgans Parties had funded 84.9% and 15.1%, respectively, of the amount of cash contributed to the Company.
Including contributions in the form of either cash or letters of credit, as of March 1, 2010, DLJMB HRH VoteCo, LLC (a DLJMB Party) (“DLJMB VoteCo”) and Morgans held 86.36% and 13.64% of our Class A Membership Interests, respectively, and DLJ MB IV HRH, LLC (“DLJMB IV HRH”), DLJ Merchant Banking Partners IV, L.P. (“DLJMB Partners”), and Morgans Group LLC (“Morgans LLC”) held approximately 68.53%, 17.83% and 13.64% of our Class B Membership Interests, respectively. The foregoing percentages have been calculated in accordance with the JV Agreement, which assigns different weightings to the fundings made by the members in accordance with their agreed upon economic terms. Additional upward adjustments of the DLJMB Parties’ Class A Membership Interests and Class B Membership Interests as a result of disproportionate cash contributions and letters of credit posted (and corresponding downward adjustments to the Morgans’ Parties’ Class A Membership Interests and Class B Membership Interests) since February 18, 2009, which are being treated as interest-free loans that will convert into new equity in the Company on terms to be agreed upon by the parties or by a written appraisal or fairness opinion, are not reflected in the membership interests described above. Any adjustments to our members’ respective voting and non-voting percentage interests resulting therefrom would remain subject to the receipt of gaming approval. We may issue Class C Membership Interests from time to time pursuant to our 2008 Profits Interest Award Plan. In the aggregate, the Class C Membership Interests represent up to a 5% percentage interest in the Company (depending on the number of interests granted and the extent to which the DLJMB Parties and Morgans Parties make capital contributions to us over a certain threshold).
Additional Capital Contributions. The JV Agreement provides that in certain cases DLJMB IV HRH may request that our members make necessary capital contributions contemplated by the operating plans and budgets approved by our board of directors, or in the event of an unexpected shortfall in capital. If we require additional capital with respect to matters approved by our board of directors, DLJMB IV HRH also has the right, without the approval of our board of directors, to determine appropriate sources of such capital in the form of debt or equity financing. Such financing must be funded either by third parties who are not specified competitors of Morgans or our existing members or their affiliates on fair market terms (as determined by our board of directors, or, in some cases by a written appraisal or fairness opinion).
Board of Directors. We are managed by our board of directors. Under the JV Agreement, DLJMB VoteCo currently is entitled to designate three directors and Morgans is entitled to designate two directors. The current members of the board that have been designated by DLJMB VoteCo are Edward A. Johnson, Neal Pomroy and Ryan Sprott and the two current members that have been designated by Morgans are Fred J. Kleisner and Richard Szymanski.

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
Property Management Agreement
Engagement of Morgans Management. Our subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC have entered into an Amended and Restated Property Management Agreement, dated as of May 30, 2008, (the “Management Agreement”) with Morgans Hotel Group Management LLC (“Morgans Management”), pursuant to which we have engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities which are operated by our subsidiary, HRHH Gaming, LLC) and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between our subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).
Term; Termination Fee. The Management Agreement originally commenced on February 2, 2007 and has an initial term of 20-years. Morgans Management may elect to extend this initial term for two additional 10-year periods. The Management Agreement provides certain termination rights for us and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the hotel at the Hard Rock.
Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined net non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA” (as defined in the Management Agreement) in excess of certain threshold amounts, which increase for each subsequent calendar year. Following completion of the expansion and renovation of the Hard Rock, the amount of such annual incentive fee will be equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion), excluding an annual consulting fee payable to DLJMB VoteCo under the JV Agreement. Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.

The Company accrued or paid a base management fee of $4.5 million, $4.6 million and $5.7 million and a gaming facilities support fee of $0.8 million, $0.7 million and $0.0 million to Morgans Management and accrued or reimbursed chain service expenses of $1.7 million, 1.7 million and $2.1 million to Morgans Management for the years ended December 31, 2009, 2008 and 2007, respectively. No gaming facilities support fee was owed in 2007 because the fee was implemented in an amendment to the Management Agreement entered into in May 2008 following the Company’s assumption of the operation of gaming facilities at the Hard Rock in March 2008.
Cafe Lease
We are party to a lease with the operator of the Hard Rock Cafe, pursuant to which we are entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. During the year ended December 31, 2009, we received $0.5 million in rent from the Hard Rock Cafe, which consisted of $0.2 million in base rent and $0.3 million in percentage rent. The current term of the lease expires on June 30, 2015. Under the lease, the operator has one five-year option to extend the lease, so long as it is not in default at the time of the extension.
ITEM 1A RISK FACTORS
Set forth below are risks and uncertainties that we believe are material to the Company. You should consider carefully the following risks and uncertainties, together with the other information contained in and incorporated by reference in this report, and the descriptions included in our consolidated financial statements and accompanying notes.
Risks Related to Our Business
The recent downturn in the U.S. economy, particularly in the Las Vegas hotel, resort and casino industry, and the volatility and disruption of the capital and credit markets have and could continue to negatively impact our financial performance and our ability to access financing.
Due to a number of factors affecting consumers, including a slowdown in U.S. and global economies, contracted credit markets, and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and reduced hotel occupancy rates. These factors have and could continue to result in fewer customers visiting, or customers spending less, at our property, as compared to prior periods. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities tend to decline during economic downturns, during which consumers generally earn less disposable income. Furthermore, during periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence. As a result, customer demand for the luxury amenities and leisure activities that we offer may continue to be depressed or continue to decline for an extended period. The recent severe economic downturn and adverse conditions in the local, regional, national and global markets have negatively affected our operations, and may continue to negatively affect our operations in the future.
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

We are a highly leveraged company. While we intend to finance our liquidity needs with existing cash, cash flow from operations, borrowings under our existing debt arrangements and, if needed, equity contributions from our members, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, our access to capital may not be available on terms acceptable to us or at all. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
We have incurred substantial losses and have a significant total members’ deficit, and due to the current negative economic environment, may continue to incur losses in the future.
We reported pre-tax net losses of $70.9 million, $282.9 million, $210.8 million, for the years ended December 31, 2007, 2008 and 2009, respectively. As a result of the global economic recession and its impact on our operations, we have recognized significant non-cash impairment charges in 2008 and 2009. There can be no assurance that we will attain profitability and generate net income for our members in the near term or at all.
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
Many of the competing properties have themes and attractions which draw a significant number of visitors and directly compete with our operations. Some of these properties are operated by subsidiaries or divisions of large public companies that may have greater name recognition and financial and marketing resources than we do and market to the same target demographic group as we do. Various competitors are expanding and renovating their existing facilities. Furthermore, in Las Vegas, additional hotel casinos containing a significant number of rooms either have recently opened, or are expected to open over the next several years, which could significantly increase competition. By contrast, growth in the Las Vegas market has been negatively impacted by the recession and may not resume in the near term, or hotel casinos may become less popular, and a decline or leveling off of the popularity of such properties could adversely affect the results of our operations.
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
Another area of competition is legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California, and the federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Hard Rock could have an adverse effect on our results of operations.

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
Our operations benefit from the global name recognition and reputation generated by the Hard Rock Cafes that are operated or franchised by the Seminole Tribe of Florida. As of December 31, 2009, the Seminole Tribe of Florida operated or franchised over 130 Hard Rock Cafes located throughout the United States and abroad. The Seminole Tribe of Florida is, however, under no obligation to continue to own, operate or franchise Hard Rock Cafes, and it may decide to sell, change the focus of, or manage such restaurants in a manner that would adversely affect our business and results of operations.
We have obtained the exclusive, royalty-free and perpetual right to use and exploit the “Hard Rock Hotel” and the “Hard Rock Casino” trademarks in connection with hotel/casino operations or casino operations in the State of Illinois and all states and possessions of the United States that are located west of the Mississippi River, including the entire state of Louisiana, but excluding Texas, except for the Greater Houston Area. This right also extends to the nations of Australia, Brazil, Israel and Venezuela, and the Greater Vancouver Area, British Columbia, Canada. Although we have obtained this right, Hard Rock Cafe International (USA), Inc., which is controlled by the Seminole Tribe of Florida, is the sole owner of the rights to the “Hard Rock Cafe,” the “Hard Rock Hotel” and the “Hard Rock Casino” trademarks. As a result, Hard Rock Cafe International (USA), Inc., or its licensee, can use and exploit the “Hard Rock” name and logo, other than in connection with hotel/casino operations or casino operations in our exclusive territory, including marketing “Hard Rock” merchandise anywhere in the world. For example, Hard Rock Cafe International (USA), Inc. has licensed the use of the “Hard Rock” name in connection with its Seminole Hard Rock Hotels in Hollywood and Tampa, Florida. Our business and results of operations may be adversely affected by the management or the enforcement of the “Hard Rock” brand name by parties outside of our control.
We may have disputes with third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.
Other parties may assert trademark, copyright or other intellectual property rights that have a negative impact on our business. We cannot assure you that others will not seek to block our use of certain marks or seek monetary damages or other remedies for the prior use of our brand names or other intellectual property or the sale of our products or services as a violation of their trademark, copyright or other proprietary rights. Defending any claims, even claims without merit, could divert our management’s attention, be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.

In addition, there may be prior registrations or use of trademarks in the United States or foreign countries for similar or competing marks or other proprietary rights of which we are not aware. In all such countries it may be possible for any third-party owner of a national trademark registration or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries.
For example, on August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a lawsuit, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.), in the United States District Court for the District of Nevada. Plaintiff asserted claims for trademark infringement, unfair competition, breach of contract and unjust enrichment, all of which relate to our use of the REHAB RX trademarks. The named defendants in the lawsuit have filed an answer to this action and asserted counterclaims against plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of plaintiff’s federal registrations for the trademark REHAB. On November 11, 2008, plaintiff filed a motion for preliminary injunction based on his trademark infringement claims. On November 3, 2009, the judge entered an order approving the parties’ stipulation to dismiss the lawsuit and counterclaims with prejudice, with each party to bear its own attorneys’ fees and costs.
In the event a claim against us were successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. Securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various grounds.
The threat of terrorism could adversely affect the number of customer visits to our hotel casino.
The threat of terrorism has caused, and may in the future cause, a significant decrease in customer visits to Las Vegas due to disruptions in commercial and leisure travel patterns and concerns about travel safety. The attacks of September 11, 2001 had a dramatic adverse impact on commercial and leisure travel. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect our financial condition, results of operations or cash flows. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.
The Las Vegas hotel, resort and casino industry is capital intensive; financing our renovations and future capital improvements could reduce our cash flow and adversely affect our financial performance.
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
Renovations and other capital improvements may give rise to the following additional risks, among others:
•	construction cost overruns and delays;
•	temporary closures of all or a portion of the hotel casino to customers;
•	uncertainties as to market demand or a loss of market demand after capital improvements have begun;
•	disruption in service and room availability causing reduced demand, occupancy and rates;
•	disruption in gaming operations; and
•	possible environmental problems.

As a result, renovations and any other future capital improvement projects may increase our expenses and reduce our cash flows and our revenues. If capital expenditures exceed our expectations, this excess would have an adverse effect on our available cash.
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
We have substantial debt service obligations. As of December 31, 2009, our total long-term debt, including the current portion, was approximately $1.2 billion and our total member’s deficit was approximately $63.9 million. Our indebtedness and the covenants applicable to our indebtedness are described under “Financial Information—Liquidity and Capital Resources”.
Our substantial debt may negatively affect our business and operations in several ways, including:
•	requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce funds available for operations and capital expenditures, future business opportunities and other purposes;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;
•	limiting our flexibility in planning for, or reacting to, changes in the business and the industry in which the we operate;
•	placing us at a competitive disadvantage compared to our competitors that have less debt;
•	limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and
•	requiring us to dispose of portions of the hotel casino property, if needed, in order to make required payments of interest and principal.
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
Recent global market and economic conditions continue to be challenging with tight credit conditions and recession in most major economies continuing into 2010. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors may adversely affect our liquidity and financial condition, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
If we fail to maintain effective internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, it may have an adverse effect on our business.
We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, and the applicable SEC rules and regulations that require our management to conduct an annual assessment and to report on the effectiveness of our internal controls over financial reporting. While our internal control over financial reporting currently meet all of the standards required by SOX, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain as to our ability to continue to comply with the requirements of SOX. If we are not able to continue to comply with the requirements of SOX in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or Financial Industry Regulatory Authority. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period, we could incur significant expenses to restructure our internal controls over financial reporting, which may have an a material adverse effect on our business and operations.
We depend on our key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively, or could be negatively perceived in the capital markets.
Our ability to manage our business and operate successfully and competitively is dependent, in part, upon the efforts and continued service of our executive officers. Arnold D. Boswell is the Chief Financial Officer of HRHI. On March 9, 2010, Andrew A. Kwasniewski, President and Chief Operating Officer of HRHI, passed away. We have commenced a search for a new president and chief operating officer of HRHI. The Hard Rock will be managed in the interim by the property’s existing management team and with oversight by executives of Morgans. It could be difficult for us to find a replacement for Mr. Kwasniewski or other of our key personnel, as competition for such personnel is intense. The departure of key personnel could have an adverse effect on our ability to manage our business and operate successfully and competitively.

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
Our property is subject to numerous laws, including those relating to the preparation and sale of food and beverages, including alcohol. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our property may be dependent upon our obtaining necessary building permits from local authorities. The failure to obtain any of these permits could adversely affect our ability to increase revenues and net income through capital improvements of our property. In addition, we are subject to the numerous rules and regulations relating to state and federal taxation. Compliance with these rules and regulations requires significant management attention. Furthermore, compliance costs associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or gaming license could require us to make substantial expenditures or could otherwise negatively affect our gaming operations. Any failure to comply with all such rules and regulations could subject us to fines or audits by the applicable taxation authority.
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
In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in our hotel casino, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel casino. In the event of a significant loss, our deductible may be high and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate our hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

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
We could be responsible for the types of costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could reduce the funds available for distribution to our members. Future laws or regulations may impose material environmental liabilities on us, or the current environmental condition of our hotel casino property may be affected by the condition of the properties in the vicinity of our hotel casino (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
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
On November 6, 2009 the National Labor Relations Board conducted an election to determine whether approximately 35 valet employees wished to be represented by the Teamsters Union. The outcome of the election is not yet determined as there are legal challenges that have been filed by both the union and us.
Risks Related to Our Organization and Corporate Structure
We are a holding company with no operations.
We are a holding company and conduct all of our operations through our subsidiaries. We do not generally have, apart from our ownership of HRHI and certain other subsidiaries, any independent operations. As a result, we would rely on dividends and other payments or distributions from HRHI and our other subsidiaries to pay distributions. The ability of HRHI and our other subsidiaries to pay dividends or make other payments or distributions to us will depend on HRHI’s operating results, and the terms of our current and future financing agreements, which may preclude dividends, distributions or other payments.
In addition, because we are a holding company, claims of our interest holders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be able to satisfy the claims of our members only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.
We may experience conflicts of interest with entities which control the Company.
As of the date of this report, 86.36% of our membership interests are controlled by investment funds affiliated with DLJ Merchant Banking, Inc. (“DLJMB”), a private equity firm and an affiliate of Credit Suisse. DLJMB and Credit Suisse and its other affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The remaining 13.64% of the Company’s membership interests are controlled by Morgans and its subsidiaries. Morgans is a fully integrated hospitality company that operates, owns, acquires, develops and redevelops boutique hotels in gateway cities and select resort markets in the United States and Europe and may from time to time acquire and operate businesses that compete directly or indirectly with us.
Under the JV Agreement, to the maximum extent permitted by law, except to the extent expressly provided in the JV Agreement, none of our directors or members, nor any affiliate of any of the members, or any officer, member, director, shareholder, employee, partner or agent of any of the foregoing members or affiliates (each, a “Responsible Party”) will owe any duties (including fiduciary duties) to us or any other member other than to act in accordance with the implied contractual covenant of good faith and fair dealing. Our members have agreed that any such Responsible Parties acting in accordance with the JV Agreement will be deemed to be acting in compliance with such implied contractual covenant, and will not be liable to us, any member, or any other person that is a party to or is otherwise bound by the JV Agreement for such good faith reliance on the provisions of the JV Agreement.
Some of our officers and directors may also serve as officers or directors of DLJMB and/or Morgans and may have conflicts of interest because they may own equity interests in DLJMB and/or Morgans or they may receive cash- or equity-based awards based on the performance of DLJMB and/or Morgans. Messrs. Johnson, Sprott and Pomroy are directors and/or officers of DLJMB. Messrs. Kleisner and Szymanski are directors and/or officers of Morgans.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.

ITEM 2 PROPERTIES
We own approximately 17 acres of land where the Hard Rock is located, approximately 23 acres of land adjacent to the Hard Rock and approximately one acre of land on which the Hard Rock Cafe restaurant is located.
We intend to sell an approximately 15-acre parcel of land adjacent to the Hard Rock that is not being used in our expansion project; however, we are not actively marketing the parcel. The approximately 15-acre parcel consists of (i) approximately 11 acres held by one of our subsidiaries, HRHH Development Transferee, LLC (“HRHH Transferee”), and (ii) approximately four acres held by another of our subsidiaries, HRHH Development, LLC.
ITEM 3 LEGAL PROCEEDINGS
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
On August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a lawsuit, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.), in the United States District Court for the District of Nevada. Plaintiff asserted claims for trademark infringement, unfair competition, breach of contract and unjust enrichment, all of which relate to the Company’s use of the REHAB RX trademarks. The named defendants in the lawsuit have filed an answer to this action and asserted counterclaims against plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of Plaintiff’s federal registrations for the trademark REHAB. On November 11, 2008, plaintiff filed a motion for preliminary injunction based on his trademark infringement claims. On November 3, 2009, the judge entered an order approving the parties’ stipulation to dismiss the lawsuit and counterclaims with prejudice, with each party to bear its own attorneys’ fees and costs.
We are a defendant in various other lawsuits relating to routine matters incidental to our business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2009.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
There currently is no established public trading market for our membership interests. As of December 31, 2009, none of our membership interests were subject to any outstanding options or warrants, and we had not issued any securities convertible into our membership interests. The JV Agreement also places significant limitations on the transfer of our membership interests.
HOLDERS
As of December 31, 2009, there were two holders of record of our Class A Membership Interests, three holders of record of our Class B Membership Interests and twelve holders of record of our Class C Membership Interests.
DIVIDENDS
We have not in the past paid cash distributions on our membership interests. We currently intend to retain any available funds and future earnings for use in the operation and expansion of our business and do not anticipate paying any cash distributions in the foreseeable future. The terms of any future financing agreements may preclude us from paying any distributions. To the extent not prohibited by the terms of any financing agreement or applicable law, however, our board of directors at some future date may cause us to distribute cash available for distribution to our members.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information
Please see the information from “Equity Compensation Plan Information” under Item 12 of this report.
RECENT SALES OF UNREGISTERED SECURITIES
None.
ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 6 SELECTED FINANCIAL INFORMATION
The selected historical statement of operations data of Hard Rock Hotel Holdings, LLC, the Successor, set forth below for the periods ended December 31, 2009 and 2008 and period from February 2, 2007 to December 31, 2007 and the selected historical balance sheet data set forth below at December 31, 2009 and December 31, 2008 have been derived from our audited consolidated financial statements, which appear elsewhere herein. The selected historical statement of operations data of Hard Rock Hotel, Inc., the Predecessor, set forth below for the period from January 1, 2007 to February 1, 2007 and for the years ended December 31, 2006 and 2005 and the selected historical balance sheet data set forth below at February 1, 2007 and December 31, 2006 and 2005 have been derived from the Predecessor’s audited consolidated financial statements. The Predecessor’s consolidated statements of operations for the period January 1, 2007 to February 1, 2007 are included herein. The Predecessor’s consolidated balance sheets as of February 1, 2007 and December 31, 2006 and 2005 and consolidated statements of operations for the years ended December 31, 2006 and 2005 are not included herein. Historical results are not necessarily indicative of the results of operations to be expected for future periods. The selected financial and operating data set forth below should be read in conjunction with our and the Predecessor’s consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor(1)			Predecessor(1)
			Period From	Period From
	Year Ended		Feb 2, 2007 to	Jan 1, 2007 to	Year Ended
	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Feb 1, 2007	Dec 31, 2006	Dec 31, 2005
STATEMENT OF OPERATIONS DATA:
REVENUES:
Casino	$43,527	$53,282 (2)	$51,501 (2)	$3,904	$59,626	$65,878
Lodging	35,063	39,008	42,220	3,438	41,513	38,422
Food and beverage	74,555	70,119	70,202	5,320	69,838	66,427
Retail	5,019	6,146	6,358	399	7,039	7,832
Other	27,534	15,741	17,896	1,073	16,462	16,606

Gross revenues	185,698	184,296	188,177	14,134	194,478	195,165
Less: promotional allowances	(24,144)	(19,951)	(14,739)	(1,116)	(12,512)	(14,140)

Net revenues	161,554	164,345 (2)	173,438 (2)	13,018	181,966	181,025

COSTS AND EXPENSES:
Casino	42,421	37,694 (2)	33,671 (2)	3,008	34,966	36,257
Lodging	7,293	7,901	8,903	896	10,018	9,742
Food and beverage	37,818	37,809	35,897	3,261	37,515	34,558
Retail	3,014	2,896	3,092	285	4,075	3,825
Other	21,686	11,668	15,236	913	15,569	16,723
Marketing	4,830	5,044	5,032	296	5,533	6,602
Fee and expense reimbursements — related party	7,046	7,009	7,837	1,525	6,404	6,738
General and administrative	28,305	39,170	26,743	2,865	27,770	26,923
Merger costs	—	—	—	1,723	4,546	—
Depreciation and amortization	23,062	23,454	17,413	1,184	12,823	11,954
Loss on disposal of assets(3)	97	25	1,725	—	495	605
Pre-opening	9,886	5,933	1,167	—	—	286
Acquisition and transition related costs	—	—	2,358	—	—	—
Impairment of land, goodwill and license rights	108,720 (6)	191,349 (5)	—	—	—	—

Total costs and expenses	294,178	369,952 (2)	159,074 (2)	15,956	159,714	154,213

(LOSS) INCOME FROM OPERATIONS	(132,624)	(205,607)	14,364	(2,938)	22,252	26,812

Interest income	329	1,542	698	—	359	343
Interest expense, net of capitalized interest	(79,570)	(78,822)	(85,953)	(1,516)	(18,308)	(19,307)
Loss on early extinguishment of debt(4)	—	—	—	—	—	(1,181)

(Loss) income before income tax (benefit) expense	(211,865)	(282,887)	(70,891)	(4,454)	4,303	6,667
Income tax (benefit) expense	—	(585)	(2,277)	(1,521)	1,665	(7,375)

Net income (loss)	(211,865)	(282,302)	(68,614)	(2,933)	2,638	14,042
Other Comprehensive Income (Loss):
Interest rate cap market value adjustment gain (loss), net of tax	14,883	(17,168)	(26)	—	—	—

Comprehensive (loss) income	$(196,982)	$(299,470)	$(68,640)	$(2,933)	$2,638	$14,042

	Successor(1)					Predecessor(1)
	Year Ended					Period Ended	Year Ended
	Dec 31, 2009	Dec 31, 2008		Dec 31, 2007		Feb 1, 2007	Dec 31, 2006	Dec 31, 2005
BALANCE SHEET DATA:
Cash and cash equivalents	$12,277	$10,148		$14,157		$11,241	$8,536	$8,895
Total assets	$1,301,082	$1,162,954	(2)	$942,562	(2)	$193,368	$193,625	$198,957
Total debt	$1,210,874	$1,083,813		$793,452		$188,429	$184,929	$197,915
Shareholders’/Members’ equity (deficit)	$(64,873)	$(61,514)		$112,487		$(22,648)	$(19,715)	$(22,353)

(1)	The Company was formed by the DLJMB Parties and the Morgans Parties to acquire the Hard Rock and certain related assets. The Hard Rock was owned by the Predecessor. The Company effectuated the acquisition of the Hard Rock through the merger of a wholly owned subsidiary of the Company with and into the Predecessor. As a result of the merger, the Company, through a subsidiary, is the successor to the Predecessor and all of the assets comprising its business.

(2)	We evaluated our variable interests in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation ( prior authoritative literature: FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended) (“FASB ASC 810-10 (FIN 46R)”), to determine if they are variable interests in variable interest entities. FASB ASC 810-10 (FIN 46R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Prior to early 2008, the gaming operations at our casino were operated pursuant to a Casino Sublease with Golden HRC, LLC (the “Casino Operator”), a third party lessee, which purchased the gaming assets located at the premises with a Gaming Asset Note in an amount equal to approximately $6.8 million. In addition, where and to the extent that the monthly Casino EBITDAR (as defined in the Casino Sublease) for the previous month fell below the base rent under the Casino Sublease, the Casino Operator would provide us with the difference between the base rent and the Casino EBITDAR in monthly Shortfall Notes. In contrast, where and to the extent that monthly Casino EBITDAR exceeded the base rent, the Casino Operator would establish a reserve account for excess cash flow, which would be applied toward satisfying certain amounts due under the Shortfall Notes. Once the Casino Operator paid out such amounts as became due under the Shortfall Notes, 75.0% of any surplus fund reserves remaining would be earmarked for repayment of the Gaming Asset Note and a Working Capital Note, according to the terms contained in the Casino Sublease. In early 2008, we received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, we assumed operation of the gaming facilities and the Casino Sublease was terminated. Upon termination of the Casino Sublease on February 29, 2008, the Casino Operator relinquished all of the gaming assets to us and, in return, we forgave any remaining balance on the Gaming Asset Note. At that time, there were no excess funds remaining in the surplus fund reserve. We believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements.

(3)	During 2005, the Predecessor recorded a $0.6 million loss on the disposal of assets, $0.3 million loss related to hotel expansion which was abandoned when the Predecessor started a condominium expansion on its property and $0.3 million loss related to other operating assets being retired.

(4)	Loss on early extinguishment of debt in 2005 is related to a $1.2 million premium paid to the holders of the Predecessor’s junior subordinated notes, a portion of which were retired during the fourth quarter of 2005.

(5)	The Company completed its 2008 annual impairment tests of goodwill and indefinite-lived intangible assets as of October 31, 2008. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of the Company’s intangible assets. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the time of the Acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for the Company. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

(6)	The Company completed its 2009 annual impairment tests of land intended for sale and indefinite-lived intangible assets as of October 31, 2009. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of the Company’s intangible assets and land intended for sale. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $108.7 million related to the land intended for sale and determined there was no impairment indicated for indefinite-lived intangible assets in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for the Company. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

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
Overview
Substantially all of our current business is comprised of the operation of the Hard Rock. For the year ended December 31, 2009, Hard Rock’s gross revenues were derived 23% from gaming operations, 40% from food and beverage, 19% from lodging and 18% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2007, we announced a large-scale expansion and renovation project at the Hard Rock. As of December 31, 2009, a majority of the expansion project was completed, including two new hotel and suite towers, new casino space, additional meeting and convention space, several new food and beverage outlets, a new and larger The Joint live entertainment venue and other amenities. In March 2010, we expect to open an expanded hotel pool, outdoor gaming and additional food and beverage outlets, which would complete the remaining portions of the expansion project as scheduled and within the parameters of the original budget. Because of the substantial costs we have incurred during the expansion project, our financial condition, results of operation and liquidity for periods during the project are not expected to be comparable to our financial condition, results of operation and liquidity for periods before or after completion of the project.
Due to a number of factors affecting consumers, including continued recessionary conditions in global economies, contracted credit markets, and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that we will continue to experience lower hotel occupancy rates and casino volumes as compared to that of prior periods. Changes in discretionary consumer spending has resulted in fewer customers visiting, or customers spending less, at our property, which has adversely impacted and may continue to adversely impact our revenues and the availability and cost of credit. The current situation in the world credit markets may adversely impact the availability and cost of credit, which could adversely affect our liquidity, future growth and operations.
Recent economic conditions in the local, regional, national and global markets have negatively affected our results of operations, and may continue to negatively affect our results of operations in the future. During periods of economic recessions such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. These and other uncertainties have and could continue to adversely affect our results of operations.
We completed the Acquisition on February 2, 2007. The following discussion and analysis covers periods both prior and subsequent to the Acquisition. Our Predecessor’s historical consolidated financial statements included herein for the periods prior to February 2, 2007 represent the financial condition, results of operations and liquidity of the Predecessor prior to the closing of the Acquisition. Our historical consolidated financial statements included herein for the period following the closing of the Acquisition represent our financial condition, results of operation and liquidity after the closing of the Acquisition. As a result of various factors, the financial condition, results of operations and liquidity for the periods beginning on or after February 2, 2007 may not be comparable to the information prior to that date. For comparative purposes, below we have included a comparison of our results of operations for the years ended December 31, 2009 and 2008 to our and our Predecessor’s combined results of operations for the year ended December 31, 2007. While the Company believes that a comparison of the results of operations for these three periods provides useful information regarding the changes in operating data between the periods, not all of the data is comparable due to the impact that the Acquisition and the financing for the Acquisition have had on the amount of interest expense and depreciation and amortization we incur following the closing of the Acquisition.

We evaluate our variable interests in accordance with FASB ASC 810-10 (FIN 46R), to determine if they are variable interests in variable interest entities. FASB ASC 810-10 (FIN 46R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Prior to early 2008, the gaming operations at our casino were operated pursuant to a Casino Sublease with the Casino Operator, a third party lessee. In early 2008, we received a license from the Nevada Gaming Commission to serve as the operator of the gaming facilities at the Hard Rock, we assumed operation of the gaming facilities and the Casino Sublease was terminated. Due to various arrangements we had with the Casino Operator, we believe that we were the primary beneficiary of the gaming operations because we were ultimately responsible for a majority of the operations’ losses and were entitled to a majority of the operations’ residual returns. Therefore, the gaming operations conducted by the Casino Operator were consolidated in our financial statements.
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

Results of Operations
The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Successor				Predecessor
			Period From	Combined Year	Period From
	Year Ended		Feb 2, 2007 to	Ended	Jan 1, 2007 to
	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2007	Feb 1, 2007
STATEMENT OF OPERATIONS DATA:
REVENUES:
Casino	26.9%	32.4%	29.7%	29.7%	30.0%
Lodging	21.7	23.7	24.3	24.5	26.4
Food and beverage	46.1	42.7	40.5	40.5	40.9
Retail	3.1	3.7	3.7	3.6	3.1
Other	17.0	9.6	10.3	10.2	8.2

Gross revenues	114.9	112.1	108.5	108.5	108.6
Less: promotional allowances	(14.9)	(12.1)	(8.5)	(8.5)	(8.6)

Net revenues	100.0	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Casino	26.3	22.9	19.4	19.7	23.1
Lodging	4.5	4.8	5.1	5.3	6.9
Food and beverage	23.4	23.0	20.7	21.0	25.0
Retail	1.9	1.8	1.8	1.8	2.2
Other	13.4	7.1	8.8	8.7	7.0
Marketing	3.0	3.1	2.9	2.9	2.3
Fee and expense reimbursements - related party	4.4	4.3	4.5	5.0	11.7
General and administrative	17.5	23.8	15.4	15.9	22.0
Merger costs	—	—	—	0.9	13.2
Depreciation and amortization	14.3	14.3	10.0	10.0	9.1
Loss on disposal of assets	0.1	0.0	1.0	0.9	—
Pre-opening	6.1	3.6	0.7	0.6	—
Acquisition and transition related costs	—	0.0	1.4	1.3	—
Impairment of land, goodwill and license rights	67.3	116.4	—	—	—

Total costs and expenses	182.1	225.1	91.7	93.9	122.6

(LOSS) INCOME FROM OPERATIONS	(82.1)	(125.1)	8.3	6.1	(22.6)
Interest income	0.2	0.9	0.4	0.4	—
Interest expense, net of capitalized interest	(49.3)	(48.0)	(49.6)	(46.9)	(11.6)
Loss on early extinguishment of debt	—	—	—	—	—

(Loss) income before income tax (benefit) expense	(131.1)	(172.1)	(40.9)	(40.4)	(34.2)
Income tax (benefit) expense	—	(0.4)	(1.3)	(2.0)	(11.7)

Net income (loss)	(131.1)	(171.8)	(39.6)	(38.4)	(22.5)
Other Comprehensive (Loss) Income:
Interest rate cap market value adjustment, net of tax	9.2	(10.4)	—	—	—

Comprehensive (loss) income	(121.9)%	(182.2)%	(39.6)%	(38.4)%	(22.5)%

The following table presents consolidated statement of operations data for the year ended December 31, 2009 and 2008 and the change in such data between the two periods.

			Change From
			Year Ended Dec 31, 2008 to
	Year Ended	Year Ended	Year Ended Dec 31, 2009
	Dec 31, 2009	Dec 31, 2008	Change ($)	Change (%)
	(in thousands)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Casino	$43,527	$53,282	$(9,755)	(18.3)%
Lodging	35,063	39,008	(3,945)	(10.1)
Food and beverage	74,555	70,119	4,436	6.3
Retail	5,019	6,146	(1,127)	(18.3)
Other	27,534	15,741	11,793	74.9

Gross Revenues	185,698	184,296	1,402	0.8

Less: promotional allowances	(24,144)	(19,951)	(4,193)	21.0

Net revenues	161,554	164,345	(2,791)	(1.7)

COSTS AND EXPENSES:
Casino	42,421	37,694	(4,727)	(12.5)
Lodging	7,293	7,901	608	7.7
Food and beverage	37,818	37,809	(9)	0.0
Retail	3,014	2,896	(118)	(4.1)
Other	21,686	11,668	(10,018)	(85.9)
Marketing	4,830	5,044	214	4.2
Fees and expense reimbursements — related party	7,046	7,009	(37)	(0.5)
General and administrative	28,305	39,170	10,865	27.7
Depreciation and amortization	23,062	23,454	392	1.7
Loss on disposal of assets	97	25	(72)	(288.0)
Pre-opening	9,886	5,933	(3,953)	(66.6)
Impairment of land, goodwill and license rights	108,720	191,349	82,629	43.2

Total costs and expenses	294,178	369,952	75,774	20.5

LOSS FROM OPERATIONS	(132,624)	(205,607)	72,983	(35.5)

Interest income	329	1,542	(1,213)	(78.7)
Interest expense, net of capitalized interest	(79,570)	(78,822)	(748)	0.9

Loss before income tax benefit	(211,865)	(282,887)	71,022	(25.1)
Income tax benefit	—	(585)	(585)	100.0

Net loss	(211,865)	(282,302)	70,437	(25.0)
Other Comprehensive Loss:
Interest rate cap market value adjustment, net of tax	14,883	(17,168)	32,051	(186.7)

Comprehensive loss	$(196,982)	$(299,470)	$102,488	(34.2)%

Results of Operations for the Year Ended December 31, 2009 Compared to the Results of Operations for the Year Ended December 31, 2008
Net Revenues. Net revenues decreased 1.7% for the year ended December 31, 2009 to $161.6 million compared to $164.3 million for the year ended December 31, 2008. The $2.8 million decrease in net revenues was primarily attributable to a $3.9 million or 10.1% decrease in lodging revenue, a $9.8 million or 18.3% decrease in casino revenue, a $1.1 million or 18.3% decrease in retail revenue and a $4.1 million or 21.0% increase in promotional allowances related to items furnished to customers on a complimentary basis. These decreases were offset by an $11.8 million or 74.9% increase in other revenue and a $4.4 million or 6.3% increase in food and beverage revenue. Management believes these decreases are a result of decline in visitor volume into Las Vegas and parking convenience from the loss of the surface lots used in the expansion of The Joint and meeting space.
Casino Revenues. The $9.8 million decrease in casino revenues was primarily due to a $9.8 million or 26.1% decrease in table games revenue, a $0.3 million or 2.0% decrease in slot revenue and a $0.5 million or 34.5% decrease in race and sports revenue which was offset by a $0.8 million or 115.8% increase in poker revenue from the poker lounge, which opened in August 2008. The decrease in table games revenues was due to a decrease in table games hold percentage and a decrease in table games drop. Management believes that table games drop declined because of lower visitor volume in Las Vegas and a decrease in “hosted play” (i.e., players attracted to the Hard Rock’s casino by our casino hosts). Table games hold percentage decreased 290 basis points to 11.0% from 13.9%, which was slightly less than the expected range of 12% to 16%. Table games drop decreased $17.6 million or 6.5% to $251.0 million from $268.6 million. The average number of table games in operations decreased to 81 from 84 tables. The net result of these changes in drop and hold percentage was a decrease in win per table game per day to $937 from $1,219, a decrease of $282 or 23.1%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the year ended December 31, 2009 was 13.7% compared to 17% for the year ended December 31, 2008. Slot machine revenues decreased $0.3 million from $13.7 million to $13.4 million. Slot machine handle decreased $71.7 million from $392 million to $321.1 million. The decrease in slot machine handle was offset by an increase in slot machine hold percentage. Management believes that a high limit slot tournament contributed to the increased slot machine handle for the year ended December 31, 2008, which was not held in 2009. Slot machine hold percentage increased 70 basis points to 4.2% from 3.5%, which was within the expected range of 4% to 7%. The average number of slot machines in operation increased to 526 from 514, an increase of 12 machines or 2.3%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $70 from $73, a decrease of $3 or 4.0%. Race and sports book revenue decreased $0.5 million due to a decrease in race and sports book write and a decrease in hold percentage. The race and sports book write decreased $3 million to $23 million in the year ended December 31, 2009 from $26 million in the year ended December 31, 2008. Race and sports book hold percentage decreased 1.5 percentage points to 4.1% from 5.6%, which was within the expected range of 4% to 8%.
Lodging Revenues. The $3.9 million decrease in lodging revenues to $35.1 million was primarily due to a decrease in average daily rate to $138 from $190. The decrease in average daily rate was a result of management’s decision to strategically lower room prices to maximize occupancy levels and remain competitive within the Las Vegas market. Hotel occupancy decreased slightly to 88% from 92% between periods. There was an increase in average number of rooms to 792 from 612 as a result of opening the Paradise tower in August of 2009, which consists of 492 guest rooms and suites. This increase in average number of rooms also contributed to the decrease in average daily rate and hotel occupancy. The 2009 revenue per available room of $121 was down in comparison to 2008 revenue per available room of $174 or by 30%. The 2009 average daily room rate of $138 decreased in comparison to 2008 average daily room rate of $190 or by 27.6%.
Food and Beverage Revenues. The $4.4 million increase in food and beverage revenues was due a $2.3 million increase in Beach Club, as a result of the continued success of our pool party Rehab, a $1.6 million increase in Wasted Space, a $1.3 million increase in The Joint, as a result of increased capacity, a $0.9 million increase in the Poker Lounge, a $0.9 million increase in Rare 120 over its predecessor AJ’s Steakhouse, a $0.3 million increase in Mr. Lucky’s, a $0.3 million increase in Starbucks and $0.4 million in revenue from Vanity, Espumoso Caffé, Luxe Bar and MidwayBar, which opened in late December 2009. These increases were offset by a $0.8 million decrease in Ago, a $0.5 million decrease in banquets and a $1.7 million decrease in Body English. Management believes that the overall increase in food and beverage revenues is a result of additional customer volumes due to the opening of the new larger The Joint and Paradise Tower.
Retail Revenues. We believe the $1.1 million decrease in retail revenues was due in part to continued general market decline in the themed merchandise market segment and the addition of other retail operations in Las Vegas.

Other Revenues. Other revenue increased $11.8 million primarily due to a $11.8 million increase in entertainment and box office revenues as a result of opening the new larger Joint
Promotional Allowances. Promotional allowances increased $4.2 million or 21.0% over the prior period for the year ended December 31, 2009. Promotional allowances increased as a percentage of total revenues to 11.4% from 10.8% between periods. This increase is due to additional promotional allowances offered by Body English and increased promotional activity by the casino marketing staff.
Casino Expenses. Casino expenses increased $4.7 million or 12.5% to $42.4 million from $37.7 million. The increase was primarily due to $2.0 million increase in bad debt expense, a $2.9 million increase in complimentaries and $0.5 million increase in customer discounts, which was partially offset by a $0.7 million decrease in payroll and related expenses. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectibility of such receivables. The Company’s provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Management believes bad debt is increasing due to a number of factors affecting consumers, including a slowdown in global economies and contracting credit markets.
Lodging Expenses. Lodging costs and expenses decreased 7.7% or $0.6 million to $7.3 million for the year ended December 31, 2009. Lodging expenses in relation to lodging revenues increased to 20.8% from 20.3% in the prior period due primarily to a $0.4 million decrease in expenses as a result of an increase in complimentaries provided to customers without charge, a $0.3 million decrease in contract services, a $0.3 million decrease in contract maintenance and a $0.7 million decrease in decrease in miscellaneous operating supplies, which were offset by a $0.7 million increase in payroll related expenses and a $0.4 million increase in laundry expenses as a result of opening 492 more rooms in the Paradise Tower.
Food and Beverage Costs And Expenses. Food and beverage costs and expenses remained flat on increases in revenue of $4.4 million. Food and beverage costs and expenses in relation to food and beverage revenues decreased to 50.8% from 53.9% in the prior year due primarily to an increase in revenues, while costs and expenses remained flat year over year.
Retail Costs and Expenses. Retail costs and expenses increased 4.1% or $0.1 million from the prior period for the year ended December 31, 2009. Retail costs and expenses in relation to retail revenues increased to 60.1% from 47.1% in the prior period due to a decrease in revenues of $1.1 million.
Other Costs and Expenses. Other costs and expenses increased 85.9% or $10.0 million over the prior period for the year ended December 31, 2009. Other costs and expenses in relation to other income increased to 78.1% from 70.3%. This increase was primarily due to a $11.4 million increase in event costs, a $0.5 million increase in payroll related expenses, which were offset by a $1.7 million decrease in expenses as a result of an increase in complimentaries provided to customers without charge and a $0.2 million decrease in equipment rental.
Marketing, General and Administrative. Marketing, general and administrative expenses decreased 25.1% or $11.1 million over the prior period for the year ended December 31, 2009. Marketing, general and administrative expenses in relation to gross revenues decreased to 17.8% from 23.9%. The $11.1 million decrease in these expenses was primarily due to a $2.1 million decrease in professional services primarily associated with the acquisition of our gaming license, a $1.3 million decrease in legal and professional services associated with our Form 10 registration and ongoing public filing requirements, a $0.5 million decrease in legal and professional services associated with the protection and development of our intellectual property, a $0.3 million decrease in legal and professional services associated with Sarbanes Oxley compliance work and a $5.5 million decrease in legal and professional services associated with joint venture and expansion costs, a $1.2 million decrease in stock based compensation expense, a $0.2 million decrease in payroll and related expenses.
Fees and Expense Reimbursements — Related Party. Fees and expense reimbursements — related party expenses remained flat at $7.0 million year over year. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.4 million to $23.1 million for the year ended December 31, 2009 from $23.5 million for the year ended December 31, 2008. Depreciation expense increased $2.1 million as a result of the additional assets placed into service from the expansion, which was offset by a $2.5 million decrease in amortization expense as a result of certain intangible assets being fully amortized.
Interest Expense. Interest expense increased $0.7 million to $79.5 million for the year ended December 31, 2009 from $78.8 million for the year ended December 31, 2008, an increase of 0.9%. This increase is a result of an increase in the amount outstanding under the CMBS facility of $123.2 million and a decrease in the London Interbank Offered Rate (“LIBOR”) and an increase in additional capitalized interest, as a result of the expansion and deferred financing amortization in connection with the Acquisition. The initial deferred financing amortization occurs over the 36-month life of the debt under the CMBS facility at approximately $1.5 million per month and over the 12-month life of the land acquisition financing at approximately $0.2 million per month. As part of the 2009 Loan Restructuring described under “—Liquidity and Capital Resources—2009 Loan Restructuring,” we incurred an additional $1.7 million in deferred financing costs on the CMBS facility and $0.5 million in deferred financing costs on the land acquisition financing. The subsequent deferred financing amortization occurs over the life of the debt at approximately $33.0 thousand and $9.0 thousand per month on the CMBS facility and the land acquisition financing respectively. We incurred approximately $123.2 million of new debt under the CMBS facility and $3.85 million of new debt under the land acquisition financing during the year ended December 31, 2009. Payments of the new debt under the CMBS facility are based upon LIBOR, subject to an interest rate cap of 2.5%, plus a spread of 4.25% (subject to a portion of the interest being deferred) and payments of the land acquisition financing are based upon LIBOR, plus a blended spread of 6.83%. A portion of the interest payable on the land acquisition financing from August 9, 2009 through December 24, 2009 was deferred.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our CMBS facility has a variable interest rate. We use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2009, our total outstanding debt, including the current portion, was approximately $1.2 billion, all of which was variable rate debt. The Company has entered into hedge agreements for our CMBS facility that cap LIBOR at 2.5%. These hedge agreements expired February 9, 2010 and at such time the Company purchased five new interest rate caps. At December 31, 2009, the LIBOR index rate applicable to the Company was 0.23%, thereby making the caps for the CMBS facility and the land acquisition financing out of the money. Subject to the caps, as of December 31, 2009, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.5 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.5 million.
Loss on Disposal of Assets. During 2009, the Company recorded $0.1 million loss on the disposal of assets, which was related to closing the previous Joint and the closing of AJ’s Steakhouse.
Impairment of Land, Goodwill and License Rights. The Company completed its 2009 annual impairment tests of land intended for sale and indefinite-lived intangible assets as of October 31, 2009. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of the Company’s intangible assets and land intended for sale. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $108.7 million related to the land intended for sale and determined indefinite-lived intangible assets were fairly valued in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for the Company. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”
On February 13, 2009, the Company completed its 2008 annual impairment tests of goodwill and indefinite-lived intangible assets as of October 31, 2008. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of the Company’s intangible assets. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the Acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for the Company. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

Income Taxes. The income tax benefit decreased $0.6 million to $0.0 million for the year ended December 31, 2009 from an income tax benefit of $0.6 million for the year ended December 31, 2008. As of December 31, 2009, the Company had net deferred tax liabilities of $56.9 million. In addition, the Company established a full valuation allowance on the net deferred tax assets (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
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
Other Comprehensive Loss. For the year ended December 31, 2009, the total fair value of derivative instruments that qualify for hedge accounting changed by $14.9 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities.
Net (Loss) Income. Net loss was $211.9 million compared to net loss of $282.3 million during the prior year period. The decrease in net loss was due to the factors described above.
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
Casino Revenues. The $2.1 million decrease in casino revenues was primarily due to a $3.7 million or 21.4% decrease in slot revenue which was offset by a $0.5 million or 1.4% increase in table games revenues, a $0.4 million or 38% increase in race and sports revenue and $0.7 million in poker revenue from the poker lounge, which opened in August 2008. The increase in table games revenues was due to an increase in table games hold percentage offset by a decrease in table games drop. Management believes that table games drop declined because of a decrease in visitors to the Hard Rock’s casino, resulting from the loss of the surface lots used in the expansion of new The Joint and meeting space. Table games hold percentage increased 20 basis points to 13.9% from 13.7%, which was within the expected range of 12% to 16%. Table games drop decreased $0.7 million or 0.3% to $268.6 million from $269.3 million. The average number of table games in operations decreased to 84 from 88 tables. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,219 from $1,147, an increase of $72 or 6.3%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the year ended December 31, 2008 was 17% compared to 15.8% for the combined year ended December 31, 2007. Slot machine revenues decreased $3.7 million from $17.4 million to $13.7 million. Slot machine handle increased $63 million from $329 million to $392 million. The increase in slot machine handle was offset by a decrease in slot machine hold percentage. Management believes that a high limit slot tournament contributed to the increased slot machine handle for the year ended December 31, 2008. However, slot machine revenues decreased for the period due to lower slot machine hold percentage. Slot machine hold percentage decreased 180 basis points to 3.5% from 5.3%, which was less than the expected range of 4% to 7%, as a result of the high limit slot tournament. The average number of slot machines in operation decreased to 514 from 555, a decrease of 41 machines or 7.4%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $73 from $86, a decrease of $13 or 15.3%. Race and sports book revenue increased $0.4 million due to an increase in race and sports book write and an increase in hold percentage. The race and sports book write increased $0.6 million to $26 million in the year ended December 31, 2008 from $25.4 million in the combined year ended December 31, 2007. Race and sports book hold percentage increased 1.5 percentage points to 5.6% from 4.1%, which was within the expected range of 4% to 8%.

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
Interest Expense. Interest expense decreased $8.7 million to $78.8 million for the year ended December 31, 2008 from $87.5 million for the year ended December 31, 2007, a decrease of 9.9%. This decrease reflects the interest expense resulting from a decrease in LIBOR and an increase in additional capitalized interest, as a result of the expansion and deferred financing amortization in connection with the acquisition. The deferred financing amortization occurs over the 36-month life of the loans under the CMBS facility at approximately $1.5 million per month and over the 12-month life of the land acquisition financing at approximately $0.2 million per month. We incurred approximately $240.4 million of new debt under the CMBS facility and $50.0 million of new debt under the land acquisition financing during the year ended December 31, 2008. Payments of the new debt under the CMBS facility and land acquisition financing are based upon LIBOR, subject to an interest rate cap of 2.5%, plus a spread of 4.25% for the CMBS facility and a blended spread of 15.90% for the land acquisition financing. An amendment to the loan agreement governing the land acquisition financing increased the blended spread from 15.90% to 17.90%. At any time and from time to time, the lender under the land acquisition financing may increase the applicable blended spread up to a maximum interest rate specified in the loan documents governing the land acquisition financing.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our CMBS facility has a variable interest rate. We use derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2008, our total outstanding debt, including the current portion, was approximately $1.1 billion, all of which was variable rate debt. We have entered into hedge agreements for the CMBS facility that cap LIBOR at 2.5%. We have also entered into a hedge agreement for the land acquisition financing that caps LIBOR at 2.5%. At December 31, 2008, the LIBOR index rate applicable to the Company was 1.4%, thereby making the caps for the CMBS facility and the land acquisition financing out of the money. Subject to the caps, as of December 31, 2008, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.2 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.2 million.
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

Net (Loss) Income. Net loss was $282.3 million compared to net loss of $71.6 million during the prior year period. The increase in net loss was due to the factors described above.
Cash Flows for the Year Ended December 31, 2009
Operating Activities. Net cash used by operating activities was $21.2 million for the year ended December 31, 2009, which resulted primarily from a $211.9 million loss from operations, offset by $43.6 million of depreciation and amortization expense, $108.7 million of impairment expense on excess land intended for sale, $18.8 million increase in non-cash expenses, and $19.6 million increase in other operating assets and liabilities.
Investing Activities. Net cash used in investing activities amounted to $295.2 million for the year ended December 31, 2009. The cash used in investing activities primarily relates to the construction expenses of the ongoing expansion of the Hard Rock and the change in restricted reserve accounts under the CMBS facility.
Financing Activities. Net cash provided by financing activities amounted to $318.5 million for the year ended December 31, 2009. Cash provided by financing activities represented an additional $123.2 million of borrowings under the CMBS facility, $3.85 million of proceeds from borrowings under the land acquisition financing offset by $2.2 million in loan financing costs and $193.6 million of proceeds from additional cash equity contributions from our members.
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
Financing Activities. Net cash provided by financing activities amounted to $390.2 million for the year ended December 31, 2008. The cash provided by financing activities for the year ended December 31, 2008 represents an additional $240.4 million of proceeds from borrowings under the CMBS facility and $50.0 million of proceeds from borrowings under the land acquisition loan, offset by $5.8 million in loan financing costs, $125.5 million of proceeds from additional cash equity contributions and $19.8 million in costs to purchase interest rate caps in comparison to the initial loan to purchase the Hard Rock during the year ended December 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2009, we had approximately $12.3 million in available cash and cash equivalents. As of December 31, 2009, our total long-term debt, including the current portion, was approximately $1.2 billion and our total member’s deficit was approximately $64.9 million.
Potential Sources of Liquidity
CMBS Facility. In connection with our acquisition of the Hard Rock, we entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities (“CMBS”) market. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. As of December 31, 2009, we had drawn $492.0 million under the construction loan. We anticipate drawing additional amounts from the construction loan under the CMBS facility as needed. The financing incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., failure to achieve substantial completion of the construction projects in a timely manner and extension of the term of the financing). The loan agreements under the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. We have evaluated these requirements and determined we were in compliance as of December 31, 2009.

Equity Contributions. During the year ended December 31, 2009, the DLJMB Parties contributed $179.6 million in cash and conversions of previous letters of credit and the Morgans Parties contributed $14.1 million in cash (including through the conversion of previous letters of credit) to the Company. As of December 31, 2009, the members had funded all of the required capital contributions we expect will be needed to fund the equity for the expansion project. The JV Agreement provides that in certain cases DLJMB IV HRH may request that our members make necessary capital contributions contemplated by the operating plans and budgets approved by our board of directors, or in the event of an unexpected shortfall in capital. If we require additional capital with respect to matters approved by our board of directors, DLJMB IV HRH also has the right, without the approval of our board of directors, to determine appropriate sources of such capital in the form of debt or equity financing. Such financing must be funded either by third parties who are not specified competitors of Morgans or our existing members or their affiliates on fair market terms (as determined by our board of directors, or, in some cases by a written appraisal or fairness opinion).
Liquidity Requirements
In March 2007, we announced a large-scale expansion and renovation project at the Hard Rock. As of December 31, 2009, a majority of the expansion project was completed, including two new hotel and suite towers, new casino space, additional meeting and convention space, several new food and beverage outlets, a new and larger The Joint live entertainment venue and other amenities. In March 2010, we expect to open an expanded hotel pool, outdoor gaming and additional food and beverage outlets, which would complete the remaining portions of the expansion project as scheduled and within the parameters of the original budget.
We have entered into a construction management and general contractor’s agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which sets forth the terms and conditions pursuant to which M.J. Dean will construct the expansion project. The contract provides that the project will be broken into multiple phases, each of which will be governed by a separate guaranteed maximum price work authorization order. As of December 31, 2009, we had delivered work authorization orders to M.J. Dean for an aggregate of $569.3 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
We have also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project at the Hard Rock. The contract includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project calls for an aggregate of $22.7 million of work.
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
We expect our short-term liquidity requirements for the next twelve months to include expenditures of $237 million (of the total budgeted amount of $760 million) for the expansion and renovation of the Hard Rock, and additional expenses of 3% of the Hard Rock’s gross revenues for replacements and refurbishments at the Hard Rock.
We have signed construction commitments of which approximately $126 million was unfunded at December 31, 2009. These commitments consist of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. All of these commitments are expected to be expended during 2010. For a further description of these payments, see “—Capital Expenditures, Interest Expense and Reserve Funds” and “—Contractual Obligations and Commitments.”
We expect to meet our short-term liquidity needs through existing working capital, cash provided by our operations, debt funding under our CMBS facility and capital contributions from our members. Management anticipates that we will not return to a positive cash position, at the earliest until the expansion project has been completed and the economic environment has improved from its current condition. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements.

In addition, gaming regulators require that we maintain a certain amount of cash on hand for our gaming operations. Under the CMBS facility, we established a cash management account to hold the cash that we generate from our operations. This account is under the sole control of the lenders under the CMBS facility, which has a first priority security interest in the account and any amounts on deposit therein. Until construction of the expansion project for the Hard Rock has been completed, amounts on deposit in the cash management account are distributed first to fund various reserves, including tax, insurance, a replacement reserve used to periodically replace and upgrade existing hotel furniture, fixtures and equipment and any amounts in excess of the amount of gaming revenue used to fund any reserve required under applicable Nevada gaming regulations, next to us in an amount to cover certain operating expenses and extraordinary expenses, then to the administrative agent and the CMBS lender to cover fees and debt service in respect of the mortgage and three mezzanine loans, and finally to a general reserve fund from which amounts on deposit may be distributed to us if certain debt ratios and other conditions are met (or, in certain circumstances, to a working capital account until funds on deposit in such account equal $7.0 million, which amounts may be used upon satisfaction of certain conditions for payment of specified expenses, described in more detail in “2009 Loan Restructuring,” below). After construction of the expansion project has been completed, the priority of payments will change such that payments to the CMBS lender to cover fees and debt service on the mortgage loan will have priority over payments to fund the replacement reserve fund and payments made to us to cover certain operating expenses.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to complete our expansion project, pay scheduled debt payments, and perform necessary renovations and other non-recurring capital expenditures that need to be made periodically to our property. The initial maturity date of the CMBS facility of $1.2 billion was February 9, 2010, with four one-year options to extend the maturity date provided that the Company satisfies certain conditions. As of February 9, 2010, the applicable borrowers under the CMBS facility exercised the first extension option, extending the maturity date of the loans to February 9, 2011. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, licensing of our intellectual property, borrowings under the CMBS facility and capital contributions from our members, if needed. Other sources may be sales of equity securities and/or cash generated through property dispositions and joint venture transactions.
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
Global market and economic conditions continue to be challenging with tight credit conditions and recessionary conditions in most major economies continuing into 2010. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. These factors also have lead to a decrease in spending by businesses and consumers alike, especially in the markets in which we do business. Continued instability in the U.S. and international markets and economies and a prolonged slowness in business and consumer spending have and may continue to adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.
We believe that the sources of capital described above will continue to be available to us in the future and will be sufficient to meet our long-term liquidity requirements.

Contractual Obligations and Commitments
We have various contractual obligations that we record as liabilities in our consolidated financial statements. We also enter into other purchase commitments and other executory contracts that are not recognized as liabilities until services are performed or goods are received. The following table summarizes our contractual obligations and other commitments as of December 31, 2009 (amounts in thousands):

		Payment due by Period
				2012 and
Total	Total	2010	2011	Thereafter
Long-term debt (1)(2)	$1,210,874	$—	$1,157,024	$53,850
Employment agreement(3)	1,450	725	725	—
Estimated interest payments on long-term debt(4)	120,266	58,540	61,409	317
Construction Commitments(5)	125,949	125,949	—	—

Total contractual cash obligations	$1,458,539	$185,214	$1,219,158	$54,167

(1)	On August 1, 2008, we completed an intercompany land purchase and a related land acquisition financing with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. Under the land acquisition financing, interest will accrue at an annual rate equal to the 30-day LIBOR, plus a blended spread of 17.90%, however, a portion of such interest is being deferred. The loan agreement governing the land acquisition financing contains customary covenants for financing transactions of this type. Our obligations under the land acquisition financing are secured by a first mortgage lien on the approximately 11 acres as well as certain intellectual property and other personal and real property rights. Pursuant to the 2009 Land Restructuring (as defined below) the initial maturity date of the land acquisition financing was extended to February 9, 2012, subject to two one-year extension options, and the principal amount of the land acquisition financing was increased to $53.85 million. The land acquisition financing is subject to acceleration upon the occurrence of events of default which we consider usual and customary for an agreement of this type, including failure to make payments under the applicable loan agreement, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in such loan agreement). We delivered to the lender under the land acquisition financing a deed in lieu of foreclosure agreement that would facilitate the transfer of the property securing the land acquisition financing to such lender upon specified future events of default.

(2)	The initial maturity date of the CMBS facility was February 9, 2010, subject to four one-year extension options. We exercised the first extension option, extending the maturity date to February 9, 2011. The current maturity date of the CMBS facility is February 9, 2011, subject to the remaining extension options provided we satisfy certain conditions.

(3)	Under Mr. Kwasniewski’s offer letter, as amended, if Morgans Management terminated his employment without cause (as defined in his offer letter), he would have been entitled to receive the following: (i) one year’s base salary, (ii) a bonus equal to the number of months he worked during the year in which his termination occurred multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000, and (iii) accelerated vesting such that any restricted stock units or stock options which would have vested prior to December 31 of the year in which he would have been terminated would have immediately vested on his termination date. See “Executive Compensation—Compensation Discussion and Analysis—Employment Agreements.” In March 2010, Mr. Kwasniewski’s employment with Morgans Management terminated upon his passing away.

(4)	Estimated interest payments on long-term debt are based on average principal amounts outstanding under our CMBS facility and land acquisition financing as of December 31, 2009 and anticipated additional borrowings thereunder required to complete our hotel expansion and renovation, based on the applicable LIBOR index rate of 0.23% plus a spread of 4.25% on the CMBS facility and a spread of 6.83% on the land acquisition financing as of December 31, 2009. Subject to an interest rate cap, as of December 31, 2009, an increase in market rates of interest by 0.125% would have increased our estimated annual interest expense by $1.6 million and $1.7 million in 2010 and 2011 respectively and a decrease in market interest rates by 0.125% would have decreased our estimated annual interest expense by $1.6 million and $1.7 million in 2010 and 2011 respectively. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

(5)	We have signed construction commitments for an aggregate of approximately $649.3 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. As of December 31, 2009, approximately $125.9 million of these commitments remained outstanding.

We made cash interest payments on our long-term debt of $65.8 million for the year ended December 31, 2009.
We paid or accrued to Morgans Management amounts in respect of the base fee, a gaming facilities support fee and chain service expense reimbursement equal to $4.5 million, $0.8 million and $1.7 million, respectively for the year ended December 31, 2009. We also reimbursed Morgans Management approximately $1.5 million for costs it incurred under the Technical Services Agreement we have entered into with it for the year ended December 31, 2009.
Our ability to service our contractual obligations and commitments will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
We are a defendant in various lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity. See “Item 3. Legal Proceedings.”
2009 Loan Restructuring
On December 24, 2009, each of the mortgage and mezzanine loans under the CMBS facility was amended (collectively, the “2009 Loan Restructuring”) to, among other things:
•	waive the specified debt-yield percentage requirement to exercise the existing one-year option to extend the maturity date until February 9, 2012 and add two additional one-year options to extend the maturity date until a final maturity date of February 9, 2014, provided certain conditions are satisfied and no default or event of default exists at the time each extension is exercised (neither the existing one-year option to extend the maturity date until February 9, 2011 nor the two additional one-year options to extend have a debt-yield requirement);
•	increase the blended rate from LIBOR plus 4.25% to LIBOR plus 5.08% for the mortgage loan and increase the interest rate under the mezzanine loans, however a portion of such interest is being deferred and will compound and accrue until either certain cash flow covenants have been met or the maturity date of such loan;
•	require the funding by certain borrowers of approximately $1.0 million into the interest reserve account and approximately $7.0 million into a new working capital account to be used for operating expenses, extraordinary expenses, debt service and certain other expenses in accordance with the applicable loan documents;
•	amend the order of application of any prepayments of loans under the CMBS facility so that any prepayment is applied, until the applicable loan is paid in full, (1) first to the mortgage loan, (2) second to the senior mezzanine loan, (3) third to the junior mezzanine loan and (4) fourth to the subordinated junior mezzanine loan; and
•	remove or modify certain covenants, including, without limitation, covenants related to maintenance of a monthly minimum interest reserve balance, circumstances under which intellectual property may be released and restrictions on permitted capital leases.
In connection with the 2009 Loan Restructuring, we also agreed to enter into documentation providing for (i) the payment of a subordinated exit fee under each of the senior mezzanine loan and the junior mezzanine loan to be paid from certain equity proceeds received by certain members of the Company and (ii) transfer of a participation interest in the junior mezzanine loan from the second mezzanine loan lender to affiliates of the Company, subject to the approval of the mortgage loan lender, the first mezzanine loan lender and the third mezzanine loan lender and certain other conditions. We are currently working with the lenders under the CMBS facility on definitive documentation with respect to the agreements described above.
As of February 9, 2010, the applicable borrowers under each of the mortgage loan and the mezzanine loans exercised their respective first extension options, so that the current maturity date under each of such loans is February 9, 2011. In connection with such extensions, replacement interest rate caps for each loan were purchased at a strike price of 1.23313%.

Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to our CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. On the closing date of the Acquisition, we deposited $35 million into an initial renovation reserve fund to be held as additional collateral for the CMBS loan for the payment of initial renovations to the Hard Rock. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by us upon our satisfaction of conditions to disbursement under the CMBS facility. Our CMBS facility also requires us to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds be set aside in restricted cash. As of December 31, 2009, we completed all of the initial renovations required under the CMBS facility and the initial renovation reserve account was closed. As of December 31, 2009, $2.4 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
In addition, we are also obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. On the closing date of the Acquisition, we deposited $45 million into an interest reserve fund to be held as additional collateral under the CMBS facility for the payment of interest expense shortfalls and on the closing date of the 2009 Loan Restructuring we deposited an additional $1.0 million into the interest reserve fund. The lenders under the CMBS facility will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under the CMBS facility. As of December 31, 2009, $11.4 million was available in restricted cash reserves in the interest reserve fund.
At the applicable lenders option, the unfunded portion of the construction loan under the CMBS facility may be advanced and deposited with the lenders in an account referred to as the “construction loan reserve account.” The funds in the construction loan reserve account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the construction loan reserve account in lieu of a construction loan advance, to the extent funds are available in the construction loan reserve account. As of December 31, 2009, $35.3 million was available in restricted cash reserves in the construction loan reserve account.
In addition, we are also obligated to maintain reserve funds for interest expense and property tax as determined pursuant to the land acquisition loan. The lenders will make disbursements from the interest and property tax reserve funds upon our satisfaction of conditions to disbursement under the land acquisition loan. As of December 31, 2009 and 2008, $5.0 million and $6.9 million and $1.0 million and $0.6 million was available in restricted cash reserves in the interest and property tax reserve funds, respectively. The lender under the land acquisition financing funded a portion of the interest and property tax reserves for 2009, which amounts were added to the principal balance of the land acquisition financing in connection with the 2009 Land Restructuring.
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
On February 9, 2010, we purchased five new interest rate cap agreements with an aggregate notional amount of $1.285 billion with a LIBOR cap of 1.23313%. We purchased the new interest rate cap agreements for an amount equal to approximately $1.6 million. We determined that four out of the five interest rate caps qualify for hedge accounting and the caps are designated as cash flow hedges. The changes in fair value of the remaining interest rate cap that does not qualify for hedge accounting will be recognized directly in earnings.
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
Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets
We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of FASB ASC 350 (prior authoritative literature: SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, (“SFAS No. 142”)), related to goodwill and other intangible assets and of FASB ASC 360-10 (prior authoritative literature: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144 ”)), related to possible impairment of or disposal of long-lived assets. For goodwill and indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.
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
Goodwill represents the excess of purchase price over fair market value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. Prior to the 2008 annual impairment test, our goodwill and indefinite-lived intangible asset balances included goodwill of approximately $181.3 million and $44.9 million related to the acquisition of the Hard Rock Hotel and Casino in 2007.
We completed our 2008 annual impairment tests of goodwill and indefinite-lived intangible assets as of October 31, 2008. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of our intangible assets. As a result of this analysis, we recognized a non-cash impairment charge of approximately $181.3 million related to goodwill and $10.0 million related to certain indefinite-lived intangible assets in the fourth quarter of 2008. The impairment charge represents all of the goodwill recognized at the time of the Acquisition and a portion of the value of the Hard Rock license. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) our current cash flow forecasts.
We completed our 2009 annual impairment tests of land intended for sale and indefinite-lived intangible assets as of October 31, 2009. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of our intangible assets and land intended for sale. As a result of this analysis, we recognized a non-cash impairment charge of approximately $108.7 million related to the land intended for sale and determined indefinite-lived intangible assets were fairly valued in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) our current cash flow forecasts.

In the income approach, expected future returns from the intangible assets in the form of cash flows are discounted to present value at an appropriate rate of return. The selected discount rate or rate of return should reflect the degree of uncertainty or risk associated with the future returns and returns available from alternative investments. Higher uncertainty or risk leads to a higher expected rate of return, which produces a lower value for the investment. Income Approach valuation methods used to calculate the fair value of our intangible assets include the excess earnings and relief from royalty methods.
In the excess earnings method, a discounted cash flow analysis is used to measure the anticipated future benefits accruing from the intangible asset. A projection of the future revenue stream attributable to the intangible asset was provided by management. After deducting operating expenses based on the expected profit margin of the intangible asset, as indicated by management, corporate taxes are subtracted at our forecasted state and federal corporate tax rate. Next, asset charges are deducted to account for the subject asset’s reliance on our other tangible and intangible assets. The resulting future cash flows are discounted to present value at the Company’s weighted average cost of capital, plus an appropriate premium to account for the additional risk inherent in investing in intangible assets. Free cash flow, as used in the excess earnings method, is defined as follows: (attributable sales, less operating expenses, less income taxes on pretax income, less asset charges from contributing assets, equals free cash flow). From the discounted cash flow value calculated in the excess earnings method, a tax amortization benefit was then added to the tax affected value.
In the relief from royalty method, the present value of projected royalty cash flows is calculated using an appropriate rate of return. Appropriate royalty rates for each intangible asset were estimated after examining market royalty data from RoyaltySource, a database of transactions involving the licensed use of intangible assets. Free cash flow, as used in the relief from royalty method, is defined as follows: (royalty from sales, less income taxes on royalties relieved, equals free cash flow). Income taxes were subtracted from royalty revenue at our state and federal corporate tax rate to arrive at estimated free cash flows for each intangible asset. The future value of free cash flows were discounted to present value at our weighted average cost of capital, plus an additional risk premium to account for the added risk inherent in each intangible asset. Sales attributable to each intangible asset were based on management’s projections. A tax amortization benefit was then added to the tax affected value.
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
The cost approach considers the current cost of reproducing or replacing an asset new, less accrued depreciation from physical deterioration, functional obsolescence and economic obsolescence. As applied to valuing our intangible assets, the cost approach determines the cost to develop the intangible assets, and subtracts depreciation based on the actual age and economic life of the intangible assets.
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
Capitalized Interest
We capitalize interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. We amortize capitalized interest over the estimated useful life of the related asset. For the year ended December 31, 2009, capitalized interest totaled $20.4 million.

Derivative Instruments and Hedging Activities
We manage risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our variable rate debt. FASB ASC 815-10 (prior authoritative literature: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”)), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB ASC 815-10 (SFAS No. 133), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2009, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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
For the years ended December 31, 2009 and December 31, 2008, the total fair value of derivative instruments was $0 and $106,000, respectively. The change in fair value included in comprehensive income for December 31, 2009 and December 31, 2008 was $14.9 million and $17.2 million, net of premium amortization, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness was insignificant. For the years ended December 31, 2009 and December 31 2008, we expensed $15.0 million and $4.6 million to interest expense attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively.
Income Taxes
Under FASB ASC 740-10 (prior authoritative literature: SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”)), a company is required to record a valuation allowance against some or all of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. To make such determination, we analyze positive and negative evidence, including history of earnings or losses, loss carryback potential, impact of reversing temporary differences, tax planning strategies, and future taxable income. We have reported net operating losses for consecutive years and does not have projected taxable income in the near future. This significant negative evidence causes management to believe a full valuation allowance should be recorded against the deferred tax assets. The deferred tax liability related to the stepped-up basis on land and indefinite-lived intangibles are the only deferred tax items not offset by the valuation allowance. This treatment is consistent with the valuation allowance calculations in prior periods.

We utilize estimates related to cash flow projections for the application of FASB ASC 740-10 (SFAS No. 109) to the realization of deferred income tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events, including changes to the regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earnings and losses. Management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, a full valuation allowance is recorded equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to land and indefinite life intangible assets).
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
Accounts receivable, including casino and hotel receivables, are typically non-interest bearing and are initially recorded at cost. Accounts are written off when management deems them to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce our receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as our management’s experience with collection trends in the casino industry and current economic and business conditions. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables, and the results of collection efforts to date, especially with regard to significant accounts. Change in customer liquidity or financial condition could affect the collectability of that account, resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to our results of operations.
Recently Issued and Adopted Accounting Pronouncements
FASB ASC 820-10, Fair Value Measurements and Disclosures (prior authoritative literature: SFAS No. 157, Fair Value Measurements, issued September 2006), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC 820-10 (SFAS No. 157) applies under other accounting pronouncements that require or permit fair value measurement. FASB ASC 820-10 (SFAS No. 157) does not require any new fair value measurements. The provisions of FASB ASC 820-10 (SFAS No. 157) are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In January 2008, the FASB deferred the effective date for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have adopted the provisions of this standard and such application did not have a material effect on its financial condition, results of operations or cash flows. See Note 1 to our consolidated financial statements for disclosures required by this standard.
FASB ASC 810-10 (prior authoritative literature: SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, issued December 2007), which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling or minority interest in a subsidiary and the deconsolidation of a subsidiary. FASB ASC 810-10 (SFAS No. 160) is effective for fiscal years beginning on or after December 15, 2008. The adoption of FASB ASC 810-10 (SFAS No. 160) had no material impact on our consolidated financial statements.
FASB ASC 815-10 (prior authoritative literature: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008, amending FASB Statement No. 133.FASB ASC 815-10 (SFAS No. 161) required enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS No. 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under FASB ASC 815-10 (SFAS No. 133), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10 (SFAS No. 161) must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB ASC 815-10 (SFAS No. 133) for all financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS No. 161) had no material impact on our consolidated financial statements or disclosures.

FASB ASC 855-10, Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 165, Subsequent Events, issued May 2009) (“FASB ASC 105-10 (SFAS No. 165)”) establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS No. 165) requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, specifically, whether that date represents the date the financial statements were issued or were available to be issued. See “Basis of Presentation and Nature of Business” for the related disclosures. The adoption of FASB ASC 105-10 (SFAS No. 165) in the second quarter of 2009 did not have a material impact on our consolidated financial statements.
FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 105-10-65 (SFAS No. 168)”), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS No. 168) did not have a material impact on our consolidated financial statements.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our loan agreements have a variable interest rate. We are therefore most vulnerable to changes in short-term U.S. prime interest rates. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2009, our total outstanding debt, including the current portion, was approximately $1.2 billion, all of which was variable rate debt. We have entered into hedge agreements for our CMBS facility that cap LIBOR at 2.5%. These interest rate caps expire on February 9, 2010. On February 9, 2010, we purchased five new interest rate cap agreements with an aggregate notional amount of $1.285 billion with a LIBOR cap of 1.23313%. We purchased the new interest rate cap agreements for an amount equal to approximately $1.6 million. At December 31, 2009, the LIBOR index rate applicable to us was 0.23% thereby making the caps for the CMBS facility out of the money. Subject to the caps, as of December 31, 2009, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.5 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.5 million.
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Predecessor and the Company and the notes related to the foregoing financial statements, together with the independent registered public accounting firms’ reports thereon, are set forth beginning on pages F-1 of this report.
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T) CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our Chief Operating Officer and Chief Financial Officer have concluded the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based upon the framework described in “Integrated Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of internal control over financial reporting. We have reviewed the results of the assessment with our board of directors. Based on our assessment under the criteria set forth in COSO, management has concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B OTHER INFORMATION
None.

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the name, age and position of each of our directors and executive officers as of March 12, 2010:

Name	Age	Position
Edward A. Johnson	47	Director
Neal Pomroy	49	Director
Ryan Sprott	36	Director
Fred J. Kleisner	65	President and Director
Richard Szymanski	52	Vice President, Secretary, Treasurer and Director
Arnold D. Boswell	49	Chief Financial Officer of HRHI
Edward A. Johnson has served as a Director of the Company since September 2009. Mr. Johnson is a Managing Director of Credit Suisse in the Asset Management division, based in New York. He has responsibility for DLJ Growth Capital Partners, a mid-market leveraged buyout fund, and DLJ Merchant Banking Partners. He is a member of the management and investment committees for DLJ Merchant Banking Partners and DLJ Growth Capital Partners. Mr. Johnson joined Credit Suisse First Boston in September 1998 from E.M. Warburg Pincus, LLC where he worked for four years as a generalist in the private equity area, and for two years as a consultant for the Boston Consulting Group, Inc. Prior to that, he spent six years at Chevron as a refinery planner. Mr. Johnson holds a B.S. in Chemical Engineering with Honors from Stevens Institute of Technology and an M.B.A. from The Wharton School of the University of Pennsylvania, where he was a Palmer Scholar. Mr. Johnson has served as a director on numerous boards over the past ten years, including: Den-Mat Holdings, LLC, Deffenbaugh Industries, Inc., The Service Companies, Inc., 21 Acquisition Corp., 21 TSC VoteCo LLC, RathGibson, Inc., Sentient Jet, Inc., Connecticut School of Broadcasting, Inc., United Site Services, Inc., Aircast Inc., American Biophysics Corp., Thompson Publishing Group, Inc., LSS Holding Company, Inc., Wastequip, Inc., CommVault Systems, Inc., Focus Technologies, Inc., Accellent, Inc., Peach Holdings, Inc., and NextPharma Technologies Ltd.
Mr. Johnson brings to the board his many years of experience in the financial services industry and his extensive experience as a director for numerous companies in a wide range of industries. Mr. Johnson’s breadth of knowledge in directorship and corporate management positions him to provide the board with a variety of perspectives on corporate governance and other issues.
Neal Pomroy has served as a Director of the Company since February 2007. Mr. Pomroy joined DLJMB in 2004 and is involved in the oversight of DLJMB’s portfolio companies and in providing assistance in the due diligence and review of business processes for prospective investments. Prior to joining DLJMB, Mr. Pomroy was a Managing Director with Mercer Management Consulting, Inc., Head of the Private Equity and Mergers and Acquisitions practice in North America, where he held several senior management positions including the North American Operating Committee and New York Region Head. Mr. Pomroy has supported the industry’s largest private equity firms with specific portfolio company value growth initiatives, turnaround support and total portfolio management approaches. From 1983 to 1987, Mr. Pomroy worked in Leveraged Buyout Finance and Private Equity for Bank of Boston. He received a B.S. from University of Virginia in 1983 and an M.B.A. from the Harvard Business School in 1988. Mr. Pomroy is a director of Den-Mat Holdings, LLC, and has served as a director of United Site Services, Inc. and Professional Career Development Institute, LLC.
Mr. Pomroy has a distinguished career as a leader in management consulting and private equity. Mr. Pomroy brings to the board his extensive knowledge of operational and business processes and years of experience in developing corporate strategy across a broad range of industries. Mr. Pomroy’s expertise in business operations and corporate strategy stemming from his more than 15 years of experience as a Managing Director at Mercer Management Consulting and his experience serving on numerous boards of directors allows him to provide the board with a variety of perspectives on corporate governance and other critical decision-making issues.

Ryan Sprott has served as a Director of the Company since February 2007. Mr. Sprott joined CSFB Private Equity in 1998 and DLJMB in 2001 and is currently a Managing Director of DLJMB. From 1996 to 1998, he worked in the Natural Resources Group of CSFB’s Investment Banking Division, where he focused on mergers and acquisitions, equity offerings and debt financings for the firm’s oil and gas clients. Mr. Sprott received a B.S. in 1995 and an M.B.A. in 1996 from the University of Kansas. He is a director of Gateway Energy Services Corp., Specialized Technology Resources, Inc., Deffenbaugh Industries, Inc., Den-Mat Holdings, LLC, HealthMarkets, Inc., and Merrill Corp. Mr. Sprott serves on the Compensation and Governance committees at Specialized Technology Resources, and serves on the Executive, Investment, and Nominating committees at HealthMarkets.
Mr. Sprott brings to the board his years of experience in corporate finance and his knowledge and skills in strategic planning. Mr. Sprott’s experience as a member of the board of directors for a wide array of companies in different industries enables him to provide a variety of perspectives on corporate management and governance matters. As a leader in the financial services industry, Mr. Sprott is positioned to provide valuable insights to the board on numerous management and strategic issues.
Fred J. Kleisner has served as the President and a Director of the Company since October 2007. Mr. Kleisner is the Chief Executive Officer of Morgans. From January 2006 to September 2007, Mr. Kleisner was the Chairman and Chief Executive Officer of Rex Advisors, LLC, a hotel advisory firm, and, from February 2006 to September 2007, served as a Director of Morgans Hotel Group as well as Chairman of Morgans’ Audit Committee. From March 2000 to August 2005, Mr. Kleisner was the Chairman, President and Chief Executive Officer of Wyndham International, Inc., a hotel company that owned, leased, managed and franchised hotels and resorts in the U.S., Canada, Mexico, the Caribbean and Europe. Mr. Kleisner also has served as the Chairman of Wyndham International’s Board from October 13, 2000. From August 1999 to October 2000, Mr. Kleisner served as President and from July 1999 to March 2000, Mr. Kleisner also served as Chief Operating Officer of Wyndham International. From March 1998 to August 1999, he served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. His experience in the industry also includes senior positions with Westin Hotels and Resorts, where he served as President and Chief Operating Officer from 1995 to 1998; Interstate Hotels Company where he served as Executive Vice President and Group President of Operations from 1990 to 1995; The Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division—East from 1985 to 1990; and Hilton Hotels Corp., where for 16 years he served as General Manager of several landmark hotels, including The Waldorf Astoria and The Waldorf Towers in New York, The Capital Hilton in Washington, D.C., and The Hilton Hawaiian Village in Honolulu. Mr. Kleisner has been one of Morgans’ Directors since February 2006. Mr. Kleisner also has been a Director at Innkeepers USA Trust since November 2007, and has served as a Director at Kindred Healthcare, Inc. since April 2009, where he serves on the Audit Committee and Compliance and Quality Committee. Mr. Kleisner, who holds a Bachelor of Arts degree in Hotel Management from the College of Business, Michigan State University, completed advanced studies at the University of Virginia and attended Catholic University of America.
Mr. Kleisner brings to the board his extensive experience in corporate management, operations, financial compliance and governance matters, including his extensive experience as a leader in the hotel industry. Mr. Kleisner has over 40 years of experience in the hotel industry, and has served in senior management or as an executive officer for over 25 years. Mr. Kleisner’s membership on the board of directors at Morgans, Innkeepers USA Trust, and Wyndham International, Inc. positions him to bring a wealth of directorial and governance knowledge to the board. As the Chief Executive Officer of Morgans, Mr. Kleisner is also positioned to serve as a bridge between the leadership of the Company and the leadership of Morgans.
Richard Szymanski has served as the Vice President, Secretary and Treasurer and a Director of the Company since February 2007. Mr. Szymanski is the Chief Financial Officer of Morgans. Prior to joining Morgans in 2005, Mr. Szymanski was the Senior Vice President and Chief Financial Officer of Prime Hospitality LLC and its predecessor, Prime Hospitality Corp, from 2003 to 2005. From 1986 to 2003, Mr. Szymanski held a number of senior positions at Prime Hospitality Corp. and its predecessor, including Vice President of Finance and Vice President and Corporate Controller. In these positions, Mr. Szymanski was responsible for overseeing the accounting department, budget and planning, internal audits and cash management. Mr. Szymanski previously worked for Ernst and Young from 1979 to 1986 in several positions including audit manager. Mr. Szymanski received a Bachelor of Science degree in accounting from Rutgers University.
Mr. Szymanski brings to the board his extensive experience in finance and accounting, especially as it relates to the hospitality industry. Mr. Szymanski’s knowledge and experience in managing corporate accounting at a high level, including internal audits, and overseeing the budgeting and planning process are assets to the Company. As the Chief Financial Officer of Morgans, Mr. Szymanski also brings to the board a wealth of knowledge and understanding of the operations at Morgans Management.

Arnold D. Boswell has served as the Chief Financial Officer of HRHI since February 2007. Prior to that, Mr. Boswell served as Vice President of Hotel Asset Management with Starwood Capital Group LLC from April 2006 to February 2007, as Vice President of Finance for Omni Hotels from October 2005 to April 2006 and as Vice President of Finance for the Procaccianti Group from November 2004 to September 2005. Mr. Boswell spent fifteen years with Wyndham International, Inc., serving in roles including that of Senior Vice President of Audit Services and Vice President of Finance for various divisions within that organization from January 2002 to January 2004. As the Senior Vice President of Audit Services and as Vice President of Finance, Mr. Boswell had responsibility for overseeing the internal audit and operational finance functions for 170 owned and managed hotels, both nationally and internationally.
Board Leadership Structure
Our board is structured in accordance with the JV Agreement, which specifies that DLJMB VoteCo is currently entitled to designate three directors and Morgans is entitled to designate two directors. In accordance with the JV Agreement, our board has not designated a Chairman. We believe that this structure is an appropriate reflection of the Company’s underlying ownership structure and our nature as a joint venture between the DLJMB Parties and Morgans Parties. Subject to certain provisions of the JV Agreement, decisions made by the board at a meeting of the directors will require the approval of at least one director appointed by each of DLJMB VoteCo and Morgans. This arrangement helps to ensure that decisions made by the board reflect the concerns of both members.
Board Risk Oversight
With a view toward managing the Company’s exposure to ongoing operational risks, our board of directors performed extensive diligence in selecting Morgans Management as operator and manager of the Hard Rock (excluding the gaming facilities). Morgans Management has substantial experience and a proven track record in hotel management. The board also has a direct role in overseeing matters that impact the Company’s risk management. Prospective ventures are presented to our board of directors, which allows the board to evaluate and approve those ventures that optimize potential rewards against likely risks. Additionally, under the JV Agreement, certain significant decisions made on behalf of the Company must be made by the board, including, among other things, approval of our operating plan and budget, amendments to the development budget and plans for the expansion project for the Hard Rock, and other material transactions.
Board Diversity
Given the ownership structure of the Company, our board of directors has not adopted a formal policy with respect to diversity. Under the JV Agreement, the persons serving on the board are designated by our members in their sole discretion.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. These reporting persons are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and persons who own more than 10% of our equity securities complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the year ended 2009.
Other Matters
Given the ownership structure of the Company, it has not adopted any procedures by which security holders may recommend nominees to our board of directors.
Given the ownership structure of the Company and the financial experience and business acumen of the directors serving on our board of directors, our board of directors has determined (i) not to establish an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act or a committee performing similar functions, and (ii) not to appoint a new director that meets the qualifications of an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.
Given the ownership and management structure of the Company, our board of directors has determined that it is not necessary to adopt a code of ethics at this time.

ITEM 11 EXECUTIVE COMPENSATION
Set forth below is a description of our current policies and practices with respect to the compensation of HRHI’s executive officers. Neither Mr. Kleisner nor Mr. Szymanski is compensated in his capacity as an officer or director of the Company. For 2009, we did not compensate these officers because our operations were managed by HRHI’s executive officers (and these officers did not provide significant services to the operation of the Hard Rock).
On March 9, 2010, Andrew A. Kwasniewski, President and Chief Operating Officer of HRHI passed away at the age of 56. We have commenced a search for a new president and chief operating officer of HRHI. The Hard Rock will be managed in the interim by the property’s existing management team and with oversight by executives of Morgans.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our named executive officers, which for 2009 consisted of Andrew A. Kwasniewski, HRHI’s former President and Chief Operating Officer and Arnold D. Boswell, HRHI’s Chief Financial Officer. On March 9, 2010, Mr. Kwasniewski passed away and is no longer an executive officer of HRHI.
The compensation program for Mr. Kwasniewski was determined through negotiations between Morgans and Mr. Kwasniewski, subject to the approval of our board of directors. Mr. Kwasniewski entered into an offer letter with Morgans Management in September 2006, which generally provided that he would assist in the Acquisition and, upon its closing, would be responsible for operation of the Hard Rock as its President and Chief Operating Officer. In October 2007, Morgans and Mr. Kwasniewski amended his offer letter to increase his base salary and the number of equity awards he is entitled to receive under Morgans’ equity incentive plans. In October 2008, Morgans and Mr. Kwasniewski further amended his offer letter to increase his base salary and target annual bonus. The terms of Mr. Kwasniewski’s offer letter, as amended, provide for the compensation package described below and served as his employment agreement for his services to HRHI. In January 2009, Mr. Kwasniewski received a profits interest award in the form of Class C Membership Interests under the Company’s 2008 Profits Interest Award Plan (the “Profits Interest Plan”).
The compensation program for Mr. Boswell was determined through negotiations between he and Mr. Kwasniewski, in his capacity as an officer of HRHI, subject to the approval of our board of directors. Mr. Boswell entered into an offer letter with Morgans Management in December 2006, which provides for him to serve as Chief Financial Officer of the Hard Rock commencing February 2007. The terms of Mr. Boswell’s offer letter provide for the base salary and annual bonus described below and serves as his employment agreement for his services to HRHI. On May 29, 2008, the Company increased the base salary of Mr. Boswell in an effort to align our compensation practices with Morgans’ and Mr. Kwasniewski’s assessment of compensation practices in the Las Vegas hotel and casino market. In January 2009, Mr. Boswell received a profits interest award in the form of Class C Membership Interests under the Company’s Profits Interest Plan.
Executive Compensation Philosophy and Objectives
The executive compensation program for HRHI’s executive officers is designed to provide them with compensation that is competitive in the market place and to reward and incentivize executive contributions to increasing and maximizing value to our members. Specifically, the primary tenets of our executive compensation philosophy, similar to other companies in the Las Vegas hotel and casino industry, are the following:
•	Attract, retain and motivate qualified, high-performing executives. The compensation packages for Messrs. Kwasniewski and Boswell were initially designed and negotiated to attract each of them to HRHI in anticipation of or following the closing of the Acquisition. For these executives, our focus was on retaining their services to continue to build on the operational success we have achieved since the closing of the Acquisition. In addition, we must continually ensure that our executive compensation program is competitive and attractive to qualified executives with the level of industry experience that we generally seek.
•	Provide rewards commensurate with performance by emphasizing variable, at-risk compensation that is dependent on both company and individual achievements and continued service. Generally, of the three main elements of our executive compensation program—base salary, annual cash bonus and long-term equity incentives—the only element that is “fixed” or “guaranteed” is base salary. Each of the other two elements is based on the achievement of performance targets or the continued service, typically in the case of long-term equity awards over a three- or four-year period, of the executive to the Company. We believe executives with higher levels of responsibility and a greater ability to influence enterprise results, which includes each of the named executive officers, should have a greater percentage of their total compensation based on variable compensation. We further believe such a focus directly rewards our named executive officers for creating, sustaining and, more importantly, increasing value to our members.

•	Align the interests of executives and our members through equity-based compensation. As a further reinforcement of our overall philosophy to maximize value to our members, Morgans and the Company have made equity grants to the named executive officers, in order to align their interests and those of our members.
With these tenets in mind, we intend to adhere to the following objectives when making executive compensation decisions:
•	provide compensation that is competitive in the marketplace as determined by us in negotiation with our named executive officers;
•	create and emphasize a pay-for-performance culture to drive the creation of value to members; and
•	allow for judgment and discretion to adjust for individual performance and the role, responsibilities and achievements of the individual within the organization.
Setting of Executive Compensation
In setting the compensation of our named executive officers, we made our decisions based on the negotiating positions of the officers, the scope of the officers’ responsibilities and our general knowledge of compensation practices in the Las Vegas hotel and casino market. The companies in the Las Vegas hotel and casino market are likely to compete with us in the marketplace in terms of recruiting and retaining key executives. As discussed above, subject to the approval of our board of directors, Morgans was responsible for determining Mr. Kwasniewski’s compensation package and Mr. Kwasniewski, with the oversight and approval of Morgans and our board of directors, was responsible for determining the compensation package of Mr. Boswell. The amount and form of compensation paid or granted to the named executive officers also is a function of the seniority of their position and their anticipated roles and responsibilities within our organization. In general, officers with higher levels of responsibility and a greater ability to influence results have a greater percentage of their total compensation based on variable compensation.
Elements of Executive Compensation
Base salary. Base salaries are the primary fixed component of compensation paid to the named executive officers and are paid for retention purposes and for performing the daily duties of their jobs. Pursuant to each officer’s offer letter, as amended, Mr. Kwasniewski was entitled to receive $725,000 and Mr. Boswell currently is entitled to receive $265,000 of annual base compensation. The amount of annual compensation paid to each of the named executive officers was set through negotiations with the officers and at a level designed to attract the officers to HRHI and retain their services.
Annual Bonus Compensation. Annual bonus awards are a performance-based component of executive compensation that are designed to motivate and reward the achievement of annual financial results relative to company goals and individual goals. We believe that annual cash bonus awards further our objectives of creating a culture of paying-for-performance and, through the exercise of discretion inherent in the annual bonus plan, such awards allow for rewarding individual performance and achievement.
According to the terms of Mr. Kwasniewski’s offer letter, as amended, the target amount of Mr. Kwasniewski’s annual bonus was 100% of his base salary, with a minimum guaranteed bonus of $725,000 for 2009. However, Morgans and Mr. Kwasniewski verbally agreed to reduce his 2009 bonus to 12.5% of his base salary ($90,625) from a guaranteed bonus of 100% of his base salary ($725,000). In determining the amount of Mr. Kwasniewski’s annual bonus for 2009, Morgans determined that a performance bonus based primarily on the Company’s annual budgeted earnings before interest, taxes, depreciation and amortization (referred to as “EBITDA”) for the year would not accurately reflect the contributions made by Mr. Kwasniewski during a period of weak national, regional and local economic market conditions. In addition, Morgans took into consideration that we remain on schedule for the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors and that we faced considerable disruption from ongoing construction.

Based on a verbal agreement with Morgans Management, for 2009, Mr. Boswell was eligible to receive a discretionary annual bonus of 60% of his base salary. In determining Mr. Boswell’s annual discretionary bonus for 2009, Mr. Kwasniewski determined that a performance bonus based primarily on the Company’s annual budgeted EBITDA for the year would not accurately reflect the contributions made by Mr. Boswell during a period of weak national, regional and local economic market conditions. In addition, Mr. Kwasniewski took into consideration that we remain on schedule for the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors and that we faced considerable disruption from ongoing construction.
Based on such factors described above, each of Messrs. Kwasniewski and Boswell received awards for services performed during 2009 equal to 12.5% and 7.5% of their 2009 base salary, or $90,625 and $19,875, respectively. We believe that tying the named executive officers’ annual bonuses to their individual performance and our evaluation of the performance of HRHI will focus their attention on creating, sustaining and increasing value to our members. We believe that it is important to maintain a significant level of discretion in setting the ultimate amount of the annual bonuses so that we can take into consideration various factors in deciding whether or not the executives have delivered the results we expect from them.
For 2010, the targeted annual cash incentive award (as a percentage of annual base salary) will remain at 60% for Mr. Boswell.
Company Equity Grants. We believe that granting awards tied to the value of the Company’s equity provides another incentive to our named executive officers and certain other employees to maximize value for our members.
On September 10, 2008, our board of directors adopted the Profits Interest Plan. The purpose of the Profits Interest Plan is to provide eligible officers and employees with an opportunity to participate in the Company’s future by granting them profits interest awards in the form of Class C Units of the Company so as to enhance the Company’s ability to attract and retain certain valuable individuals. The Class C Units are membership interests in the Company whose terms are governed by the JV Agreement, the Profits Interest Plan and an individual profits interest Award Agreement. The maximum aggregate number of Class C Units available for issuance under the Profits Interest Plan is 1,000,000 units. In the aggregate, the Class C Units represent up to a 5% percentage interest in the Company (depending on the number of interests granted and the extent to which the DLJMB Parties and Morgans Parties make capital contributions to us over a certain threshold).
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units which included an aggregate award of 300,000 Class C Units to Mr. Kwasniewski and 60,000 Class C Units to Mr. Boswell. Each grantee’s award consists of the following three vesting components, which are equally spread and are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the date of grant and continuing through December 31, 2010; (ii) a performance-based vesting award that vests with respect to 25% of the units on the date of grant and the remaining 75% of the units based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors. Due to the challenges companies in the Las Vegas market experienced and are expected to experience in the near-term, the Company did not achieve the EBITDA targets for 2008 and 2009 of $49.5 million and $76.5 million, respectively, with respect to the performance-based vesting award of Class C Units as the Company’s actual EBITDA for 2008 and 2009 was $41.1 million and $23.4 million, respectively.
If a “Sale of the Company” (as defined in the Profits Interest Plan) occurs prior to December 31, 2010 and the grantee remains employed with the Company until the closing of the Sale of the Company, 100% of the remaining outstanding unvested Class C Units covered by the award will vest immediately prior to the closing. Vesting may also be accelerated if the grantee’s employment with the Company is terminated without cause (as defined in the grantee’s Award Agreement) or by the grantee for good reason (as defined in the grantee’s Award Agreement) as set forth in the Award Agreement. Awards of Class C Units will be forfeited to the extent that the award is not vested as of the date of a termination of the grantee’s employment or to the extent that the award fails to satisfy the performance or milestone targets set forth in the Award Agreement. With respect to awards held by grantees other than Mr. Kwasniewski, the entire award, whether vested or unvested, will be forfeited upon a termination of the grantee’s employment for cause (as defined in his or her Award Agreement). Mr. Kwasniewski’s Award Agreement provided that his vested Class C Units were generally only subject to forfeiture upon breach of his non-competition covenant. The Award Agreements include a number of restrictions permitted under the Profits Interest Plan, including without limitation the following: The Company will have a right to repurchase any or all vested Class C Units from the holder within a specified period of time following the holder’s termination of employment or December 31, 2010, if later. The repurchase price per unit is determined pursuant to a methodology set forth in the Award Agreement that is intended to approximate the fair market value of a Class C Unit as of the date on which the repurchase right arises.

Morgans Equity Grants. We believe that granting awards tied to the trading price or value of Morgans’ equity provides another incentive to our named executive officers. Our named executive officers are eligible to participate in the Morgans Hotel Group Co. 2007 Amended and Restated Omnibus Stock Incentive Plan (the “Morgans Stock Incentive Plan”), which provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of Morgans, including restricted stock units, and other equity-based awards, including membership units which are structured as profits interests, or any combination of the foregoing. Equity awards are approved by the compensation committee or the equity award committee of the board of directors of Morgans and are not timed to precede the release of material nonpublic information.
Prior to 2009, each of Messrs. Kwasniewski and Boswell received grants of restricted stock units which could be settled in shares of Morgans common stock and options to purchase shares of Morgans stock. In addition, Mr. Kwasniewski received grants of membership units in Morgans LLC that were structured as profit interests (“LTIP Units”). As a result of receiving Class C Units of the Company on January 14, 2009, neither Mr. Kwasniewski nor Mr. Boswell received any equity grants under the Morgans Stock Incentive Plan during 2009.
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
Morgans’ restricted stock units will vest ratably on each anniversary of the grant date over a three-year period if the named executive officer remains employed with HRHI through the vesting period(s). The holders are required to purchase the shares underlying the restricted stock units granted to them from Morgans at a purchase price equal to the greater of (i) the aggregate par value of the shares of stock represented by such restricted stock units or (ii) the purchase price, if any, specified in the award agreement relating to such restricted stock units. Once the shares underlying the restricted stock units are delivered upon vesting, the holders of such stock are entitled to the right to vote such stock and the right to receive any dividends declared or paid with respect to such stock. Upon termination of the named executive officer’s service with HRHI, all restricted stock units held by the named executive officer which have not vested, or with respect to which all applicable restrictions and conditions have not lapsed, shall immediately be deemed forfeited.
The vesting commencement date of equity awards is generally the date of compensation committee approval, except in the case of grants to new hires or in connection with a promotion. In such instances, the vesting commencement date would typically be the start date or the effective date of the promotion. The exercise price for grants of stock options is the closing market price of Morgans’ common stock on the grant date.
Pursuant to company policy, Morgans prohibits its executive officers, senior management and directors from purchasing or selling options to sell or buy Morgans’ common stock or engaging in short sales with respect to Morgans’ common stock.

Hard Rock Hotel, Inc. 401(k) Savings Plan. Our named executive officers and substantially all other employees over the age of 21 are eligible to participate in the Hard Rock Hotel, Inc. 401(k) Savings Plan after six months of continuous employment and 1,000 hours of service. Such employees may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation to the plan. The Hard Rock Hotel, Inc. 401(k) Savings Plan had provided a company matching contribution equal to one-half of the first six percent of the participant’s base salary and annual bonus that was contributed by the participant. On March 16, 2009, the Company reduced the amount of the 401(k) matching contribution to one-half of the first three percent of the participant’s base salary and annual bonus that is contributed by the participant and on November 9, 2009, the Company suspended the 401(k) matching contribution. Matching contributions vest over a three year period, with 33% vesting on each of the first two anniversaries and 34% vesting on the third anniversary of the plan year, provided that the participant is credited with at least 1,000 hours of employment service during the plan year. All investment options in the Hard Rock Hotel, Inc. 401(k) Savings Plan are market-based—there are no “above-market” or guaranteed rates of return offered in this plan.
Perquisites. We generally provide our named executive officers with perquisites and other personal benefits that apply uniformly to all of our employees. Other than these standard benefits that apply uniformily to all of our employees, we did not pay our named executive officers any compensation that would be viewed as a perquisite or other personal benefit during 2009.
Employment Agreements
Andrew A. Kwasniewski Offer Letter. Mr. Kwasniewski’s offer letter from Morgans Management provided for him to serve as President and Chief Operating Officer of HRHI. Pursuant to the offer letter, as amended in October 2007 and 2008 and July 2009, Mr. Kwasniewski received the base salary, annual bonus and equity awards described above under “—Elements of Executive Compensation.”
Under the terms of the offer letter, as amended, Mr. Kwasniewski was entitled to receive employee benefits on the same basis as other, similarly situated employees. The offer letter, as amended, provided for the at-will employment of Mr. Kwasniewski. However, if Morgans Management terminated Mr. Kwasniewski’s employment without cause (as defined in his offer letter), he would have been entitled to receive the following: (i) one year’s base salary, (ii) a bonus equal to the number of months he worked during the year in which his termination occurred multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000, and (iii) accelerated vesting such that any restricted stock units or stock options which would have vested prior to December 31 of the year in which he is terminated would have immediately vested on his termination date.
In the event that there was a change in control of Morgans Management and, as a result, Morgans Management terminated Mr. Kwasniewski’s employment, he would have been paid a sum equal to two years’ base salary (based on his then-current base salary) plus $280,000. In addition, in the event that Morgans Management terminated his employment as a result of a change in control, any unvested stock options would have immediately vested on his termination date. As used in the offer letter, as amended, a “change in control” generally meant (a) a sale or exchange of all or substantially all the assets of Morgans Management, (b) the liquidation or dissolution of Morgans Management or (c) any merger, consolidation, reorganization or other transaction or event that results in a change of ownership of Morgans Management. For purposes of the offer letter, as amended, a “change of ownership” meant the acquisition by any individual, entity or group of beneficial ownership of or the right to vote 51% or more of the then-outstanding stock of Morgans Management.
Mr. Kwasniewski’s offer letter, as amended, generally provided that, during the period he is employed by Morgans Management, and for a period of two years thereafter, he would not, directly or indirectly, solicit any employee of Morgans Management to leave the employ of Morgans Management and/or hire or solicit any employee of Morgans Management to become employed with a competitor of Morgans Management.
Arnold D. Boswell Offer Letter. Mr. Boswell’s offer letter from Morgans Management governs his employment as the Chief Financial Officer of HRHI. Pursuant to the offer letter, Mr. Boswell has received or is entitled to receive the base salary and annual bonus described above under “—Elements of Executive Compensation.” Under the terms of the offer letter, Mr. Boswell is entitled to receive a full range of comprehensive health and dental care coverage and may participate in our 401(k) plan. The offer letter provides for the at-will employment of Mr. Boswell.
Mr. Boswell’s employment agreement generally provides that, during the period he is employed by Morgans Management, and for a period of one year thereafter, he will not, directly or indirectly, solicit any employee of Morgans Management to leave the employ of Morgans Management and/or hire or cause to be hired any employee of Morgans Management by any competitor of Morgans Management.

Accounting Considerations
Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC Topic 718”) (formerly known as Financial Accounting Standard No. 123(R), Share-Based Payments) requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock-based compensation are accounted for under ASC Topic 718. We regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.
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
As discussed above, subject to the approval of our board of directors, Morgans was responsible for determining Mr. Kwasniewski’s compensation package and Mr. Kwasniewski was responsible for determining the compensation package of Mr. Boswell.
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
Edward A. Johnson
Neal Pomroy
Ryan Sprott
Fred J. Kleisner
Richard Szymanski
Director Compensation
Under the JV Agreement, we are required to pay the reasonable out-of-pocket costs and expenses incurred by each of the members of our board of directors in connection the performance of his or her duties as a director. Our directors do not receive any other compensation for their service as directors to us.
EXECUTIVE COMPENSATION TABLES
We were formed in January 2007 and did not conduct any business operations until February 2, 2007, the closing date of the Acquisition. As such, the following tables and related discussion describes compensation information for each of our named executive officers for services performed for us during the years ended December 31, 2009, 2008 and the period from February 2, 2007 through December 31, 2007.

Summary Compensation Table
The following table sets forth summary information regarding the compensation awarded to, paid to or earned by each of our named executive officers for all services rendered in all capacities to us and HRHI for the year ended December 31, 2009 and 2008 and the period from February 2, 2007 through December 31, 2007.

							All
					Stock		Other
					Awards	Option	Compen-
	Year/Period	Salary		Bonus(1)	(2)	Awards(3)	sation(4)	Total
Name and Principal Position	Ending	($)		($)	($)	($)	($)	($)
Andrew A. Kwasniewski(5)	2009	725,000		90,625	0	—	8,250	823,875
Former President and Chief Operating Officer	2008	663,846		725,000	502,695	62,592	7,750	1,961,883
	2007	484,375		625,000	253,440	87,815	5,365	1,455,995

Arnold D. Boswell	2009	265,000		19,875	0	—	6,129	291,004
Chief Financial Officer	2008	254,250		107,490	80,040	—	6,654	448,434
	2007	166,667	(6)	150,000	62,208	26,065	1,211	406,151

(1)	Amounts shown in this column represent cash bonus awards paid to our named executive officers in 2008 for services performed in 2007, in 2009 for services performed in 2008 and in 2010 for services performed in 2009. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Annual Bonus Compensation.”

(2)	Amounts shown in this column for 2008 and 2007 include the grant date fair value of restricted stock units and LTIP units that could be settled in shares of Morgans’ common stock which were granted during the year ended December 31, 2008 and 2007 respectively, in accordance with ASC Topic 718 based on the fair value of Morgans’ common stock at the close of business on the grant date. For a discussion of the assumptions made in the valuation reflected in this column, see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Morgans Equity Grants.”

Amounts shown in this column for 2009 include the grant date fair value of Class C Units awarded during the year ended December 31, 2009, in accordance with ASC Topic 718, which was determined to be $0, as the amount of the Company’s liabilities exceeded the fair market value of the Company under any reasonable scenario as of the grant date. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

The Class C Units awarded to each of Messrs. Kwasniewski and Boswell on January 14, 2009 consisted of the following three vesting components, which were equally spread and were generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vested over the period commencing on the date of grant and continuing through December 31, 2010; (ii) a performance-based vesting award that vested with respect to 25% of the units on the date of grant and the remaining 75% of the units based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vested based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors. Messrs. Kwasniewski and Boswell received a total of 300,000 and 60,000 Class C Units, respectively, consisting of 100,000 and 20,000, respectively, each of time-based vesting awards, performance-based vesting awards and milestone-based vesting awards. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Company Equity Grants.”

With respect to the performance-based Class C Unit awards and the milestone-based Class C Unit awards, the grant date fair value was determined to be $0 based on either the probable outcome or maximum performance with respect to the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010, and the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors, respectively, for the reasons set forth above.

(3)	Amounts shown in this column represent the grant date fair value of stock options to purchase shares of Morgans’ common stock (disregarding the forfeiture rate described below) which were granted during the year ended December 31, 2008 and 2007 respectively, in accordance with ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in this column, see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Morgans Equity Grants.” The grant date fair value was based on the Black-Scholes valuation model using the following assumptions: for the 2008 stock option grants, risk-free interest rate of approximately 2.93%, expected option lives of approximately six years, 40% volatility, no assumed dividend rate and 10% forfeiture rate; and for the 2007 stock option grants, risk-free interest rate of approximately 4.56%, expected option lives of approximately six years, 35% volatility, no assumed dividend rate and 10% forfeiture rate.

(4)	Amounts shown in this column represent contributions by us to the Hard Rock Hotel, Inc. 401(k) Savings Plan on behalf of Messrs. Kwasniewski and Boswell in the amount of $8,250 and $6,129, respectively, in 2009, $7,750 and $6,654, respectively, in 2008 and $5,365 and $1,211, respectively, in 2007.

(5)	Mr. Kwasniewski passed away on March 9, 2010.

(6)	Mr. Boswell began his employment with HRHI on February 21.

Grants of Plan-Based Awards
The following table provides information concerning target payouts under plan-based awards granted during 2009 to each of our named executive officers.

All Other
Stock
				Awards:	Grant Date
	Estimated Future			Number	Fair Value
	Payouts Under Equity			of Shares	of Stock
	Incentive Plan Awards(1)			of Stock	and Option
	Threshold	Target	Maximum	or Units	Awards
Name	(#)	(#)	(#)	(#)(2)	($)(3)

Andrew A. Kwasniewski	—	200,000	200,000	100,000	0

Arnold D. Boswell	—	40,000	40,000	20,000	0

(1)	Represents performance-based and milestone-based Class C Units awarded in 2009. Indicated target and maximum amounts correspond to the aggregate number of performance-based and milestone-based Class C Units that would have been earned in the event that performance-based target relating to the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010, and the milestone-based target relating to the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors, respectively, were achieved. For further information, see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Company Equity Grants.”

(2)	Represents time-based Class C Units awarded in 2009. For further information, see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Company Equity Grants.”

(3)	Reflects the grant date fair value of the Class C Units awarded in 2009 in accordance with ASC Topic 718, which was determined to be $0, as the amount of the Company’s liabilities exceeded the fair market value of the Company under any reasonable scenario as of the grant date. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
A discussion of salaries, bonuses and equity-linked awards for the year ended December 31, 2009 is included in “—Compensation Discussion and Analysis.”

Outstanding Equity Awards at Year End
The following table sets forth summary information regarding outstanding equity awards held by each of our named executive officers at December 31, 2009:

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities						Market Value of
	Underlying	Underlying		Option		Number of		Shares or Units of
	Unexercised	Unexercised		Exercise	Option	Shares or Units		Stock That Have
	Options	Options		Price	Expiration	of Stock That		Not Vested
Name	Exercisable	Unexercisable		($)	Date	Have Not Vested		($)
Andrew A. Kwasniewski	66,667	—		13.05	10/09/2016	30,000	(1)	137,100	(8)
	6,067	3,033	(2)	23.04	5/04/2017	5,500	(3)	25,135	(8)
	3,176	6,351	(4)	15.42	4/03/2018	5,404	(5)	24,696	(8)
	—	—		—	—	10,000	(6)	45,700	(8)
	—	—		—	—	25,000	(9)	0	(10)

Arnold D. Boswell	1,800	900	(2)	23.04	5/04/2017	1,350	(3)	6,170	(8)
	—	—		—	—	3,867	(7)	17,672	(8)
	—	—		—	—	5,000	(9)	0	(10)

Stock Awards
	Equity Incentive		Equity Incentive
	Plan Awards:		Market or
	Number of		Payout Value of
	Unearned Shares,		Unearned Shares,
	Units or		Units or
	Other Rights That		Other Rights That
	Have Not Vested		Have Not Vested of
Name	#		($)
Andrew A. Kwasniewski	125,000	(11)	0	(10)

Arnold D. Boswell	25,000	(11)	0	(10)

(1)	Amount represents the unvested portion of a grant of restricted stock units. All of which would have vested on October 9, 2010 if Mr. Kwasniewski remained employed by HRHI on such date. However, if Mr. Kwasniewski would have been terminated without cause (as defined in his offer letter), then the restricted stock units that would have vested prior to December 31 of the year in which he would have been terminated would have immediately vested on his termination date. See “—Compensation Discussion and Analysis—Employment Agreements.”

(2)	Amount represents unvested stock options that would become exercisable on May 4, 2010 if the officer continued to serve as an officer of HRHI on such date.

(3)	Amount represents the unvested portion of a grant of restricted stock units. One half of this amount of restricted stock units would vest on each May 4 of 2010 and 2011 if the officer continued to serve as an officer of HRHI on such dates.

(4)	One-half of these stock options would vest and become exercisable on each April 3 of 2010 and 2011 if the officer continued to serve as an officer of HRHI on such dates.

(5)	Amount represents the unvested portion of an initial grant of restricted stock units and LTIP units which were subject to the same 3-year graded vesting schedule. A total of 2,702 restricted stock units and 2,702 LTIP units would have vested on each April 3 of 2010 and 2011 if the officer continued to serve as an officer of HRHI on such dates.

(6)	Amount represents the unvested portion of a grant of restricted stock units and LTIP units which were subject to the same 3-year graded vesting schedule. This entire amount of restricted stock units and LTIP units would have vested on October 1, 2010 if the officer continued to serve as an officer of HRHI on such date.

(7)	Amount represents the unvested portion of a grant of restricted stock units. One-half of this amount of restricted stock units will vest on April 3 of 2010 and 2011 if the officer continues to serve as an officer of HRHI on such dates.

(8)	The market value of shares or units of stock that have not vested was determined as the product of the number of shares or units that have not vested multiplied by the market value of $4.57, which was the closing price of Morgan’s common stock on December 31, 2009.

(9)	Amount represents a grant of time-based Class C Units which will fully vest on December 31, 2010, subject to the grantee’s continued employment with the Company through such date.

(10)	The market value of the Class C Units that have not vested was calculated as $0, as the amount of the Company’s liabilities exceeded the fair market value of the Company as of December 31, 2009. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

(11)	Amount represents the aggregate number of performance-based and milestone-based Class C Units that would be earned if (i) the performance-based target relating to the Company’s attainment of pre-established EBITDA targets for the Company’s fiscal year ending December 31, 2010 is achieved, including the Class C Units that failed to initially vest as a result of the Company’s 2009 EBITDA target not being achieved but would vest as of December 31, 2010 if the Company’s 2010 EBITDA target equals or exceeds the Company’s EBITDA target for such year pursuant to the catch-up vesting provision of the Award Agreement, and (ii) the milestone-based target relating to the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors is achieved, respectively.
Option Exercises and Stock Vested
The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended December 31, 2009:

	Option Awards		Stock Awards
	Number of	Value	Number of		Value
	Securities	Realized on	Shares		Realized on
	Acquired on	Exercise	Acquired on		Vesting
Name	Exercise	($)	Vesting		($)
Andrew A. Kwasniewski	—	—	19,101	(1)	99,281	(2)
			100,000	(3)	0	(4)

Arnold D. Boswell	—	—	2,609	(2)	10,281	(1)
			20,000	(3)	0	(4)

(1)	Represents vesting of restricted stock units during 2009. See “—Compensation Discussion and Analysis—Employment Agreements.”

(2)	Amount shown calculated by multiplying the closing price of Morgans’ common stock on the vesting date by the number of shares acquired on vesting.

(3)	Amount represents the number of time-based and performance-based Class C Units which vested during 2009.

(4)	The value realized upon the vesting of time-based and performance-based Class C Units during 2009 was calculated as $0, as the amount of the Company’s liabilities exceeded the fair market value of the Company during such period. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”
Pension Benefits
We sponsor a 401(k) plan that is available to all employees, but we do not maintain a pension or defined benefit program. See “—Compensation Discussion and Analysis—Elements of Executive Compensation—Hard Rock Hotel, Inc. 401(k) Savings Plan.”

Potential Payments Upon Termination or Change in Control
The following table presents our reasonable estimate of the benefits that would have been payable to our named executive officers in the event of certain qualifying terminations of employment or upon a change in control, assuming that such termination or change in control occurred on December 31, 2009.
While we have made reasonable assumptions regarding the amounts payable, in the event of a termination or change in control, actual amounts payable could differ significantly from the amounts reflected below.

		Salary			Value of		Value of
		and		Employee	Option		Unit		Total
		Bonus		Benefits	Acceleration		Acceleration		Value
Name	Trigger	($)		($)	($)		($)		($)
Andrew A. Kwasniewski	Termination Without Cause	1,000,005	(1)	—	—		0	(4)	1,000,005
	Termination upon Change in Control	1,730,000	(2)	—	0	(3)	0	(5)	1,730,000
	Termination upon Death or Disability	—		—	—		—		—

Arnold D. Boswell	Termination Without Cause	—		—	—		0	(4)	0
	Termination upon Change in Control	—		—	—		0	(5)	0
	Termination upon Death or Disability	—		—	—		—		—

(1)	Amount shown reflects the amount of severance pay Mr. Kwasniewski would have been be entitled to receive under his offer letter, as amended, if his employment was terminated by Morgans Management without cause (as defined in his offer letter) on December 31, 2009. See “—Compensation Discussion and Analysis—Employment Agreements.”

(2)	Amount shown reflects the amount of severance pay Mr. Kwasniewski would have been entitled to receive under his offer letter, as amended, if his employment was terminated by Morgans Management as a result of a change in control (as defined in his offer letter) on December 31, 2009. See “—Compensation Discussion and Analysis—Employment Agreements.”

(3)	Under Mr. Kwasniewski’s offer letter, as amended, in the event that Morgans Management terminates his employment as a result of a change in control, any unvested stock options would have immediately vested on his termination date. As of December 31, 2009, the estimated value of this benefit would have been $0 of stock options as Morgans common stock price at year end was $4.57 per share (compared to strike prices of $13.05, $23.04 and $15.42 per share). See “—Compensation Discussion and Analysis—Employment Agreements.”

(4)	The accelerated vesting of Class C Units upon a termination of the grantee’s employment by the Company without cause (as defined in the grantee’s Award Agreement) or by the grantee for good reason (as defined in the grantee’s Award Agreement) is summarized below:
•	With respect to the time-based Class C Units, to the extent that the date of termination occurs on or after April 1 of the calendar year of termination, the number of any unvested Class C Units that could have vested on December 31 of the year of termination will vest on a pro-rata basis with respect to the number of completed calendar quarters for the year of termination.
•	With respect to the performance-based Class C Units, to the extent that the date of termination occurs on or after April 1 of the calendar year of termination, the number of any unvested Class C Units that could have vested on December 31 of the year of termination will vest on a pro-rata basis with respect to the number of completed calendar quarters for the year of termination if the Company’s EBITDA for the year of termination equaled or exceeded the EBITDA target for such year.
•	There is no accelerated vesting with respect to the milestone-based Class C Units (to the extent unvested as of the date of termination, any Class C Units will be forfeited upon a termination of employment for any reason).
The value realized upon the accelerated vesting of Class C Units under such circumstances was calculated as $0, as the amount of the Company’s liabilities exceeded the fair market value of the Company as of December 31, 2009. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

(5)	If a change in control (specifically, a “Sale of the Company” as defined in the Profits Interest Plan) occurs prior to December 31, 2010 and the grantee remains employed with the Company until the closing of the Sale of the Company, 100% of the remaining outstanding unvested Class C Units covered by the award will vest immediately prior to the closing. The value realized upon the accelerated vesting of Class C Units in such event was calculated as $0. As of December 31, 2009, the amount of the Company’s liabilities exceeded the fair market value of the Company on such date. See “Critical Accounting Policies—Impairment of Land, Goodwill, Intangible Assets and Other Long-lived Assets.”

COMPENSATION RISK MANAGEMENT
By the terms of the Management Agreement, subject to certain limitations, Morgans Management has been granted the authority to determine and implement all labor policies at the Hard Rock, including with respect to wage and salary rates and terms, fringe benefits, pension, retirement, bonus and employee benefit plans and collective bargaining agreements. However, the employment, termination and compensation of the executive staff of the Company (including our named executive officers) is determined by our board of directors. We believe that the compensation programs that Morgans Management and our board have implemented appropriately balance risk and the achievement of long-term and short-term goals, and that they are not reasonably likely to have a material adverse effect on our business.
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with regard to the beneficial ownership of our membership interests as of March 1, 2010 for (i) each person who owned beneficially more than 5% of our Class A Membership Interests, which comprise our outstanding voting securities, (ii) each member of our board of directors, (iii) each of our “named executive officers” identified in “Item 11. Executive Compensation” and (iv) all of the members of our board of directors and named executive officers as a group. Except as otherwise indicated, each such person has sole voting and dispositive power with respect to the membership interests shown as beneficially owned by it. The following table also sets forth certain additional information with regard to the ownership of our Class B Membership Interests and Class C Membership Interests, which comprise our outstanding non-voting securities.

	Percentage Ownership of	Percentage Ownership of	Percentage Ownership of
	Class A (Voting)	Class B (Non-Voting)	Class C (Non-Voting)
Name of Beneficial Owner	Membership Interests(7)	Membership Interests(7)	Membership Interests
DLJ MB IV HRH, LLC(1)(2)	—	68.53%	—
Morgans Group LLC(3)	—	13.64%	—
DLJ Merchant Banking Partners IV, L.P.(1)(2)	—	17.83%	—
DLJMB HRH VoteCo, LLC(1)(4)	86.36%	—	—
Morgans Hotel Group Co.	13.64%	—	—
Edward A. Johnson (1)(2)(4)	—	—	—
Neal Pomroy(1)(2)(4)	—	—	—
Ryan Sprott(1)(2)(4)	—	—	—
Fred J. Kleisner(3)	—	—	—
Richard Szymanski(3)	—	—	—
Andrew A. Kwasniewski(5)	—	—	30.0%
Arnold D. Boswell(6)	—	—	6.0%
All directors and executive officers as a group (6 persons)	—	—	—

(1)	The business address of each of Messrs. Johnson, Pomroy and Sprott and DLJ MB IV HRH, DLJMB Partners and DLJMB VoteCo is One Madison Avenue, New York, New York 10010.

(2)	DLJ Merchant Banking IV, L.P. (“DLJMB IV”) has dispositive power over the Class B Membership Interests held by DLJ MB IV HRH. DLJ Merchant Bankers, Inc. (“DLJMB”) an indirect wholly owned subsidiary of Credit Suisse, is the general partner of DLJMB IV. DLJMB IV exercises its investment acquisition and disposition powers through the actions of an investment committee, which, for purposes of disposing of the indirect investment in the Class B Membership Interests, includes Messrs. Pomroy and Sprott. Mr. Johnson is expected to be added to the investment committee for such purposes. Credit Suisse may also be deemed to be the beneficial owner of the Class B Membership Interests held by DLJMB IV HRH and DLJMB Partners as a result of its indirect control of DLJMB.

(3)	The business address of each of Messrs. Kleisner and Szymanski and Morgans LLC and Morgans is 475 Tenth Avenue, New York, New York 10018.

(4)	As of March 11, 2010, Messrs. Steven Rattner (a former member of our board of directors), Pomroy and Sprott constituted DLJMB VoteCo, which may be deemed to have beneficial ownership of the Class A Membership Interests held by it. As discussed in footnote (2), each of Messrs. Pomroy and Sprott is a member of the investment committee of DLJMB IV for purposes of disposing of its indirect investment in the Class B Membership Interests. In September 2009, Mr. Rattner resigned from our board of directors. Mr. Rattner is expected to transfer his membership interest in DLJMB VoteCo to Messrs. Pomroy and Sprott. Subject to the receipt of gaming regulatory approval, Mr. Johnson is expected to receive a one-third interest in DLJMB VoteCo. Credit Suisse may also be deemed to be the beneficial owner of the Class A Membership Interests held by DLJMB VoteCo as a result of its indirect control of DLJMB.

(5)	Mr. Kwasniewski passed away on March 9, 2010.

(6)	The business address of Mr. Boswell is 4455 Paradise Road, Las Vegas, NV 89169.

(7)	Percentage Ownership of Class A (Voting) Membership Interests and Percentage Ownership of Class B (Non-Voting) Membership Interests above include both cash contributed to us, and letters of credit posted on our behalf, by our members, as of March 1, 2010. Such percentages have been calculated in accordance with the JV Agreement, which assigns different weightings to the fundings made by our members in accordance with their agreed upon economic terms. Additional upward adjustments of the DLJMB Parties’ voting and non-voting percentage interests as a result of disproportionate cash contributions and letters of credit posted (and corresponding downward adjustments to the Morgans Parties’ voting and non-voting percentage interests) since February 18, 2009, which are being treated as interest-free loans that will convert into new equity in the Company on terms to be agreed upon by the parties or by a written appraisal or fairness opinion, are not reflected in the voting and non-voting percentage interests described above. Any adjustments to our members’ respective voting and non-voting percentage interests resulting therefrom would remain subject to the receipt of gaming approval. As of December 31, 2009, the DLJMB Parties and the Morgans Parties had contributed approximately $424.4 million and $75.8 million in cash to the Company, respectively. As of December 31, 2009, based solely on cash contributed (disregarding letters of credit posted), the DLJMB Parties and the Morgans Parties had funded 84.8% and 15.2%, respectively, of the amount of cash contributed to the Company.
Under the JV Agreement, if the DLJMB Parties propose to transfer more than 51% of our aggregate membership interests to a third party, then under certain circumstances the DLJMB Parties will be able to require the Morgans Parties and Class C Members to sell the same ratable share of our membership interests held by each of them to the third party on the same terms and conditions. If this drag-along right is not exercised, then under certain circumstances the Morgans Parties and the Class C Members may exercise a tag-along right to sell certain of our membership interests held by each of them to the third-party transferee on the same terms and conditions as under the sale by the DLJMB Parties.

Equity Compensation Plan Information
The following table provides information as of December 31, 2009 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

	Number of securities		Number of
	to be issued	Weighted-average	securities remaining
	upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders	—	—	346,250
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	346,250

On September 10, 2008, our board of directors adopted the Profits Interest Plan. The purpose of the Profits Interest Plan is to provide eligible officers and employees with an opportunity to participate in the Company’s future by granting them profits interest awards in the form of Class C Units of the Company. The Class C Units are membership interests in the Company whose terms are governed by the JV Agreement, the Profits Interest Plan and an individual profits interest Award Agreement. The maximum aggregate number of Class C Units available for issuance under the Profits Interest Plan is 1,000,000 units. Each profits interest award will be issued pursuant to an Award Agreement containing such terms and conditions as are determined by our board of directors. Each Award Agreement will generally include the vesting conditions applicable to the Class C Units covered by the award. Vesting may occur over a specified period of time, based upon the Company’s attainment of specified performance criteria, or based upon the Company’s completion of specified milestones (or any combination thereof), subject to the continued employment of the profits interest award holder. If the profits interest award holder forfeits the unvested portion of his or her award, the holder will only be entitled to a share of the Company’s profits to the extent of his or her vested interest. The Profits Interest Plan provides that an Award Agreement may include such other restrictions as are determined by our board of directors, including without limitation, transfer restrictions, repurchase rights, requirements that Class C Units be transferred in the event of certain transactions, rights of first refusal with respect to permitted transfers of Class C Units, voting agreements, tag-along rights, drag-along rights, piggyback registration rights, and non-competition, non-solicitation and confidentiality agreements.
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units which includes an aggregate award of 300,000 Class C Units to Mr. Kwasniewski and 60,000 Class C Units to Mr. Boswell. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation—Company Equity Grants.”
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

The Company accrued or paid a base management fee of $4.7 million, $4.6 million and $5.7 million and a gaming facilities support fee of $0.8 million, $0.7 million and $0 million to Morgans Management and accrued or reimbursed it for $1.7 million, $1.7 million and $2.1 million of chain services expenses for the years ended December 31, 2009, 2008 and 2007, respectively.
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
Capital Contributions. For the year ended December 31, 2009, the DLJMB Parties and the Morgans Parties funded approximately $179.6 million and $14.1 million, respectively, through contributions of cash to the Company. Pursuant to an agreement between DLJMB IV HRH and Morgans, a portion of the amounts contributed to the Company by the parties are being treated as interest-free loans, which will convert into new equity in the Company on terms to be agreed upon by the parties or by a written appraisal or fairness opinion.
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
Technical Services Agreement
On February 2, 2007, our subsidiary, HRHH Hotel/Casino, LLC, and Morgans Management entered into a Technical Services Agreement pursuant to which we have engaged Morgans Management to provide technical services for our expansion project prior to its opening. Under the Technical Services Agreement, we are required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the years ended December 31, 2008 and 2009, we reimbursed Morgans Management an aggregate amount equal to approximately $0.9 million and $1.5 million under the Technical Services Agreement.
CMBS Facility
The chairman of the Morgans’ board of directors and a former director of the Company is currently the president, chief executive officer and an equity holder of NorthStar Realty Finance Corp. (“NorthStar”), a subsidiary of which is a participant lender in the CMBS facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Potential Sources of Liquidity.”
Land Acquisition Financing
Northstar is a lender under the land acquisition financing we have entered into with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commitments.”

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
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Audit fees and expenses billed to the Company by BDO Seidman, LLP (“BDO”) for the years ended December 31, 2009 and 2008 for the audit of our quarterly and annual financial statements, as well as audit related accounting consultations (401K plan review and Sarbanes Oxley) totaled approximately $292,002 and $337,404, respectively.
Audit-Related Fees
The Company was not billed fees any audit related fees by BDO during the years ended December 31, 2009 and 2008.
Tax Fees
The Company was not billed fees or expenses for tax compliance, tax advice and tax planning services by BDO during the years ended December 31, 2009 and 2008. Fees billed to the Company or the Predecessor by Deloitte during the years ended December 31, 2009 and 2008 for tax compliance, tax advice and tax planning services rendered to us totaled $0 and $89,000, respectively.
All Other Fees
The Company was not billed by BDO any other fees or expenses during the years ended December 31, 2009 or 2008. Neither the Company nor the Predecessor was billed by Deloitte any other fees or expenses during the years ended December 31, 2009 or 2008.
Our board of directors has adopted a policy requiring pre-approval by our board of all audit services to be provided to the Company by its independent auditors. In accordance with that policy, our board of directors has given its approval for the provision of audit services by BDO Seidman, LLP for fiscal year 2009. All other services must be specifically pre-approved by our board of directors or by a designated named executive officer who has been delegated the authority to pre-approve the provision of services.

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
(b) Exhibits
Reference is made to the “Exhibit Index” beginning on the last page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2010.

HARD ROCK HOTEL HOLDINGS, LLC
By:	/s/ RICHARD SZYMANSKI
	Name:	Richard Szymanski
	Title:	Vice President, Secretary and Treasurer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fred J. Kleisner and Arnold D. Boswell and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the United States Securities and Exchange Commission in connection with this report and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRED J. KLEISNER Fred J. Kleisner	President and Director	March 12, 2010

/s/ ARNOLD D. BOSWELL Arnold D. Boswell	Chief Financial Officer of HRHI	March 12, 2010

/s/ RICHARD SZYMANSKI Richard Szymanski	Director	March 12, 2010

/s/ EDWARD A. JOHNSON Edward A. Johnson	Director	March 12, 2010

/s/ NEAL POMROY Neal Pomroy	Director	March 12, 2010

/s/ RYAN SPROTT Ryan Sprott	Director	March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Hard Rock Hotel, Inc.
We have audited the accompanying statements of operations, shareholders’ deficiency, and cash flows of Hard Rock Hotel, Inc. (the “Predecessor”) for the period from January 1, 2007 to February 1, 2007. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Hard Rock Hotel, Inc. for the period from January 1, 2007 to February 1, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Las Vegas, Nevada
December 18, 2007

PREDECESSOR
STATEMENTS OF OPERATIONS
(in thousands)

Period from
January 1, 2007 to
February 1,
2007
Revenues:
Casino	$3,904
Lodging	3,438
Food and beverage	5,320
Retail	399
Other income	1,073

Gross revenues	14,134
Less: promotional allowances	(1,116)

Net revenues	13,018

Costs and expenses:
Casino	3,008
Lodging	896
Food and beverage	3,261
Retail	285
Other	913
Marketing	296
Related-party expenses	1,525
General and administrative	2,865
Merger costs	1,723
Depreciation and amortization	1,184

Total costs and expenses	15,956

Loss from operations	(2,938)

Other income (expenses):
Interest expense, net	(1,516)

Other expenses, net	(1,516)

Loss before income tax benefit	(4,454)
Income tax benefit	(1,521)

NET LOSS	$(2,933)

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR
STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
(in thousands, except share amounts)

	Class A Common		Class B Common				Total
	Stock		Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balances at December 31, 2006	12,000	—	64,023	—	$7,508	$(27,223)	$(19,715)
Net loss	—	—	—	—	—	(2,933)	(2,933)

Balances at February 1, 2007	12,000	$—	64,023	$—	$7,508	$(30,156)	$(22,648)

The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR
STATEMENTS OF CASH FLOWS
(in thousands, except supplemental information)

Period
January 1, 2007 to
February 1,
2007
Cash flows from operating activities:
Net loss	$(2,933)
Adjustments to reconcile net loss to net cash used in activities:
Depreciation and amortization	1,184
Provision for bad debt	74
Amortization of loan fees	42
Deferred income taxes	(1,521)
Changes in operating assets and liabilities:
Accounts receivable	2,625
Inventories	54
Prepaid expenses and other current assets	246
Related-party receivable	399
Accounts payable	(283)
Related-party payable	(193)
Accrued expenses	354
Long-term deferred compensation	(59)
Interest payable	(643)

Net cash used in operating activities	(654)

Cash flow from investing activities:
Purchases of property and equipment	(154)
Change in other assets	13

Net cash used in investing activities	(141)

Cash flows from financing activities:
Proceeds from borrowings	3,500

Net cash provided by financing activities	3,500

Net increase in cash and cash equivalents	2,705
Cash and cash equivalents, beginning of period	8,536

Cash and cash equivalents, end of period	$11,241

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,112

Supplemental Information about Non-Cash Investing and Financing Activities:
For the period ending February 1, 2007, the Predecessor did not record interest in kind, as the interest was paid in cash.
The accompanying notes are an integral part of these consolidated financial statements.

PREDECESSOR AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. PREDECESSOR STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Nature of Business
Hard Rock Hotel, Inc. (the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, operates a hotel-casino in Las Vegas, Nevada. The Predecessor is a wholly owned subsidiary of Hard Rock Hotel Holdings, LLC (the “ Company ”), a Delaware corporation owned by DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P., DLJMB HRH VoteCo, LLC, Morgans Hotel Group Co. and Morgans Group LLC. Peter Morton has granted a sublicense to the Predecessor, pursuant to which the Predecessor holds the exclusive right to use the “Hard Rock Hotel” trademark for the Predecessor’s operations in Las Vegas.
The Predecessor’s operations were conducted in the destination resort segment, which includes casino, lodging, food and beverage, retail and other related operations. Because of the integrated nature of these operations, the Predecessor was considered to have one reportable operating segment.
Merger
On May 11, 2006, the Predecessor entered into an Agreement and Plan of Merger (as amended in January 2007, the “Merger Agreement”) with Morgans Hotel Group Co. (“Morgans”), MHG HR Acquisition Corp., a wholly owned subsidiary of Morgans (“Merger Sub” ), and Peter A. Morton (the “Merger ”). The closing of the transactions and completion of the Merger occurred on February 2, 2007. Under the terms of the Merger Agreement, Merger Sub was merged with and into the Predecessor, with the Predecessor continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company. On November 7, 2006, Morgans and an affiliate of DLJ Merchant Banking Partners entered into a Contribution Agreement (which was amended and restated in December 2006) under which they agreed to form a joint venture in connection with the Merger and the further development of the hotel-casino.
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
Advertising Costs
The Predecessor expensed the costs of all advertising campaigns and promotions as they were incurred. Total advertising expenses (exclusive of pre-opening) for the period from January 1, 2007 to February 1, 2007 amounted to approximately $0.2 million. These expenses were included in marketing expenses in the accompanying statement of operations.

Amortization
Loan fees and other financing costs were amortized over the life of the respective loans. Base stocks of china, glassware, utensils and linens were amortized using the straight-line method over three years to a base stock level of 25% of original cost, with replacements expensed at the time of purchase.
Income Taxes
The Predecessor accounted for income taxes using the asset and liability approach required by FASB ASC 740-10 (SFAS 109). The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Predecessor’s assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates. Additionally, deferred income tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.
The Predecessor adopted the provisions of FASB ASC 740-10 (prior authoritative literature: FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48 ”)) on January 1, 2007. There was no effect on the Predecessor’s financial condition or results of operations as a result of implementing FASB ASC 740-10 (FIN 48). The Predecessor did not accrue interest or penalties associated with any unrecognized tax benefits.
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

Period
January 1, 2007 to
February 1,
2007
Food and beverage	$399
Lodging	175
Other	30

Total costs allocated to casino operating costs	$604

Revenues were recognized net of certain sales incentives in accordance with the FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives ( prior authoritative literature: Emerging Issues Task Force consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products )) (“FASB ASC 605-50 (EITF 01-9) ”). FASB ASC 605-50 (EITF 01-9) requires that sales incentives be recorded as a reduction of revenue; consequently, the Predecessor’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Predecessor’s “Backstage Pass” slot club. For the period from January 1, 2007 to February 1, 2007, these incentives were $0.1 million.
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
2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Deductions,
		Additions	Write-
	Balance at	Charged to	offs and	Balance at
	Beginning of	Costs and	Net of	End of
	Year	Expenses	Collections	Year
Period from January 1, 2007 to February 1, 2007:
Allowance for doubtful accounts:	$891	$74	$(82)	$883

3. AGREEMENTS WITH RELATED PARTIES
The Predecessor entered into a 25-year Amended and Restated Supervisory Agreement with Peter Morton (the “Supervisory Agreement”), which provided for the supervision of the development, improvement, operation, and maintenance of the Predecessor through 2022. Mr. Morton had the option to renew the agreement for two successive fifteen year terms. Pursuant to the terms of the Supervisory Agreement, Mr. Morton was to provide consulting and supervisory services to the Predecessor. In the event either the Predecessor or Mr. Morton was in Default (as defined in the agreement), the non-defaulting party could terminate the agreement after the other party had received the opportunity to cure such default. As part of this agreement, the Predecessor paid to Mr. Morton a supervisory fee equal to two percent of annual gross revenues (as defined), net of complimentaries for each year. Total supervisory fee expenses for these services for the period from January 1, 2007 to February 1, 2007 amounted to $283,000. These expenses are included in related-party expenses in the accompanying statement of operations. The Supervisory Agreement was terminated with the Merger.
Entities controlled by Mr. Morton provided additional technical support services for the development, ongoing improvement and operation of the Predecessor. The Predecessor reimbursed these entities for all costs and expenses incurred in connection with these services, including, without limitation, employee salary and benefits and allocated overhead. On August 15, 2005, the Predecessor entered a Commercial Sublease with 510 Development Corporation (the “510 Development Sublease”). The Predecessor paid $20,000 a month for this sublease, which was scheduled to expire December 31, 2009. In connection with 510 Development Sublease, the Predecessor capitalized $2.5 million in leasehold improvements. The 510 Development Sublease was terminated with the Merger. The expense associated with this sublease was always part of the allocated overhead that was reimbursed by the Predecessor. The expenses for the technical support services and sublease aggregated to approximately $1,242,000 for the period from January 1, 2007 to February 1, 2007, and is included in related-party expenses in the accompanying statement of operations.
During the period from January 1, 2007 to February 1, 2007, the Predecessor paid compensation to Harry Morton, son of Peter Morton, $21,000, for his position as Special Projects Director, which he started in the year ended December 31, 2004. These costs are included in food and beverage expense in the statement of operations for the period from January 1, 2007 to February 1, 2007.

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

January 1 to
February 1,
2007
Current	$0
Deferred (federal)	(1,521)

Income tax benefit	$(1,521)

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
Income taxes differed from the amount computed at the federal income tax statutory rate as a result of the following:

January 1 to February 1,
2007
Income tax benefit at the statutory rate	(34.0)%
Nondeductible meals and entertainment	0.1
Tax credits	(0.3)
Transaction costs	0.1

Effective tax rate	(34.1)%

The Predecessor adopted the provisions of FASB ASC 740-10 (FIN 48)on January 1, 2007. There was no effect on the Predecessor’s financial condition or results of operations as a result of implementing FASB ASC 740-10 (FIN 48). The Predecessor did not accrue interest or penalties associated with any unrecognized tax benefits.

6. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Predecessor leased office space and equipment under operating leases expiring through 2009. These operating leases were terminated with the Merger.
Pursuant to the 510 Development Sublease, the Predecessor paid $20,000 a month for this lease, which was scheduled to expire on December 31, 2009. This sublease was terminated with the Merger.

2007	$240
2008	240
2009	240

Total future minimum rental payments	$720

Total rental expense was approximately $38,000 during the period from January 1, 2007 to February 1, 2007, and is included in general and administrative expenses in the accompanying statement of operations.
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
Management provided an accrual for estimated losses that may occur and did not believe that the outcome of any pending claims or litigation, individually or in the aggregate, would have a material adverse effect on the Predecessor’s financial position, results of operations or liquidity beyond the amounts recorded.

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
The Predecessor maintained a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who had completed one year of continuous employment and 1,000 hours of service were eligible for the plan. Such employees joining the plan could contribute, through salary deductions, no less than 1% nor greater than 20% of their annual compensation. The Predecessor, at its discretion, was required to match 50% of the first 6% of compensation contributed by employees. During the period from January 1, 2007 to February 1, 2007, the Predecessor recorded approximately $81,000, for its portion of plan contributions, which were included in the accompanying statement of operations.
The Predecessor’s deferred bonus plan, which started in 2004, was a nonqualified deferred compensation program that provided benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates upon retirement or death (the “Deferred Bonus Plan”). The participants were covered by life insurance policies with the Predecessor designated as the beneficiary. The amount charged to expense relating to this program for the period from January 1, 2007 to February 1, 2007 was $0.2 million. This Deferred Bonus Plan was terminated with the Merger.
During the period from January 1, 2007 to February 1, 2007, the Predecessor recorded approximately $290,000, for these bonuses and deferred compensation agreements, in the accompanying statement of operations.

Report of Independent Registered Public Accounting Firm
Board of Directors and Members
Hard Rock Hotel Holdings, LLC
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Hard Rock Hotel Holdings, LLC as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, members’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009 and for the period from February 2, 2007 to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hard Rock Hotel Holdings, LLC at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 and for the period from February 2, 2007 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Las Vegas, Nevada
March 12, 2010

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,277	$10,148
Accounts receivable, net	11,259	12,576
Inventories	3,062	2,950
Prepaid expenses and other current assets	3,631	2,986
Asset held for sale	—	95,160
Related party receivable	2	278
Restricted cash	66,349	178,739

Total current assets	96,580	302,837

Property and equipment, net of accumulated depreciation and amortization	1,151,839	784,127
Intangible assets, net	49,007	53,847
Deferred financing costs, net	3,656	22,037
Interest rate caps, at fair value	—	106

TOTAL ASSETS	$1,301,082	$1,162,954

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$9,954	$6,291
Construction related payable	51,905	59,898
Related party payables	6,010	3,401
Accrued expenses	27,774	10,286
Interest payable	2,585	3,926
Short Term Deferred tax liability	1,739	—
Current portion of long-term debt	—	50,000

Total current liabilities	99,967	133,802

Long Term Deferred tax liability	55,114	56,853
Long Term Debt	1,210,874	1,033,813

Total long-term liabilities	1,265,988	1,090,666

Total liabilities	1,365,955	1,224,468

Commitments and Contingencies (see Note 10)
Members’ deficit:
Paid-in capital	500,218	306,596
Accumulated other comprehensive loss	(2,311)	(17,194)
Accumulated deficit	(562,780)	(350,916)

Total members’ deficit	(64,873)	(61,514)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$1,301,082	$1,162,954

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

			Period from
	Year Ended	Year Ended	February 2, 2007
	December 31,	December 31,	December 31,
	2009	2008	2007
Revenues:
Casino	$43,527	$53,282	$51,501
Lodging	35,063	39,008	42,220
Food and beverage	74,555	70,119	70,202
Retail	5,019	6,146	6,358
Other income	27,534	15,741	17,896

Gross revenues	185,698	184,296	188,177
Less: promotional allowances	(24,144)	(19,951)	(14,739)

Net revenues	161,554	164,345	173,438

Costs and expenses:
Casino	42,421	37,694	33,671
Lodging	7,293	7,901	8,903
Food and beverage	37,818	37,809	35,897
Retail	3,014	2,896	3,092
Other	21,686	11,668	15,236
Marketing	4,830	5,044	5,032
Fees and expense reimbursements — related party	7,046	7,009	7,837
General and administrative	28,305	39,170	26,743
Depreciation and amortization	23,062	23,454	17,413
Loss on disposal of assets	97	25	1,725
Pre-opening	9,886	5,933	1,167
Acquisition and transition related costs	—	—	2,358
Impairment of land, goodwill and license rights	108,720	191,349	—

Total costs and expenses	294,178	369,952	159,074

Income (loss) from operations	(132,624)	(205,607)	14,364

Other income (expense):
Interest income	329	1,542	698
Interest expense, net of capitalized interest	(79,570)	(78,822)	(85,953)

Other expenses, net	(79,241)	(77,280)	(85,255)

Loss before income tax benefit	(211,865)	(282,887)	(70,891)
Income tax benefit	—	(585)	(2,277)

Net loss	(211,865)	(282,302)	(68,614)
Other comprehensive gain (loss):
Interest rate cap market value adjustment, net of tax	14,883	(17,168)	(26)

Comprehensive loss	$(196,982)	$(299,470)	$(68,640)

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)
(in thousands)

			Other	Total
	Paid-in	Accumulated	Comprehensive	Members’
	Capital	Deficit	Loss	Equity
Balances at February 2, 2007	$—	$—	$—	$—
Contributions	181,127	—	—	181,127
Net loss	—	(68,614)	—	(68,614)
Unrealized (loss) on cash flow hedges, net of tax	—	—	(26)	(26)

Balances at December 31, 2007	181,127	(68,614)	(26)	112,487
Contributions	125,469	—	—	125,469
Net loss	—	(282,302)	—	(282,302)
Unrealized (loss) on cash flow hedges, net of tax	—	—	(17,168)	(17,168)

Balance at December 31, 2008	306,596	(350,916)	(17,194)	(61,514)
Contributions	193,622	—	—	193,622
Net loss	—	(211,865)	—	(211,865)
Interest rate cap market value adjustment, net of tax	—	—	14,883	14,883

Balances at December 31, 2009	$500,218	$(562,780)	$(2,311)	$(64,873)

The accompanying notes are an integral part of these consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

			Period
	Year Ended	Year Ended	February 2, 2007 to
	December 31,	December 31,	December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(211,865)	$(282,302)	$(68,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,221	16,068	11,313
Provision for losses on accounts receivable	3,693	2,066	(137)
Amortization of loan fees and costs	20,563	19,270	14,678
Impairment of land, goodwill and license	108,720	191,349	—
Amortization of intangibles	4,841	7,386	6,100
Change in value of interest rate caps net of premium amortization included in net loss	14,989	2,545	2,703
Loss on sale of assets	97	25	1,724
Deferred income taxes	—	(585)	(2,277)
(Increase) decrease in assets:
Accounts receivable	(2,376)	(6,167)	(4,443)
Inventories	(112)	(39)	66
Prepaid expenses	(645)	655	(349)
Related party receivable	276	284	(562)
Increase (decrease) in liabilities:
Accounts payable	3,663	2,088	(538)
Related party payable	2,609	2,859	542
Accrued interest payable	(1,341)	(646)	4,572
Other accrued liabilities	17,488	(1,754)	(8,459)

Net cash used in operating activities	(21,179)	(46,898)	(43,681)

Cash flow from investing activities:
Purchases of property and equipment	(399,591)	(284,297)	(31,227)
Purchase of the Hard Rock Hotel & Casino, net of cash acquired	—	—	(719,546)
Proceeds from sale of operating assets	—	—	4
Construction payables	(7,993)	59,896	—
Restricted cash	112,390	(122,926)	(55,813)
Other assets	—	—	(518)

Net cash used in investing activities	(295,193)	(347,327)	(807,100)

Cash flows from financing activities:
Net proceeds from borrowings	123,211	240,361	33,452
Net proceeds from intercompany land acquisition borrowings	3,850	50,000	—
Proceeds from initial loan on purchase	—	—	760,000
Capital investment	193,622	125,469	122,949
Purchase of interest rate caps	—	(19,808)	(1,283)
Financing costs on debt	(2,182)	(5,806)	(50,180)

Net cash provided by financing activities	318,501	390,216	864,938

Net increase (decrease) in cash and cash equivalents	2,129	(4,009)	14,157
Cash and cash equivalents, beginning of period	10,148	14,157	—

Cash and cash equivalents, end of period	$12,277	$10,148	$14,157

Supplemental cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$65,752	$64,103	$66,945

Cash paid during the period for income taxes	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Fair value of assets acquired	$—	$—	$832,883
Purchase price contributed by members	—	—	(58,178)
Cash paid	—	—	(730,521)

Liabilities assumed	$—	$—	$44,184

Capitalized interest	$20,393	$8,473	$806

Change in construction payables	$7,993	$59,896	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
Basis Of Presentation and Nature of Business
Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMB ”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI ” or the “Predecessor”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Predecessor owns the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”).
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company has evaluated all subsequent events through the date these financial statements were issued.
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation (prior authoritative literature: FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended) (“FASB ASC 810-10 (FIN 46R)”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB ASC 810-10 (FIN 46R), the Company consolidates the gaming operations in the Company’s financial statements.
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
The Acquisition
On May 11, 2006, Morgans, MHG HR Acquisition Corp. (“Merger Sub”), the Predecessor and Peter A. Morton entered into an Agreement and Plan of Merger (as amended in January 2007, the “Merger Agreement ”) pursuant to which Morgans would acquire the Hard Rock through the merger of Merger Sub with and into the Predecessor (the “Merger”). Additionally, Morgans Group LLC, an affiliate of Morgans (“Morgans LLC”), entered into three purchase and sale agreements (the “Purchase and Sale Agreements”) with affiliates of Mr. Morton to acquire an approximately 23-acre parcel of land adjacent to the Hard Rock, the parcel of land on which the Hard Rock Cafe restaurant in Las Vegas is situated and plans, specifications and other documents related to a former proposal for a condominium development on the property adjacent to the Hard Rock. The transactions contemplated by the Merger Agreement and the Purchase and Sale Agreements are collectively referred to as the “Acquisition” and the agreements are collectively referred to as the “Acquisition Agreements.”
The Company accounts for business combinations in accordance with FASB ASC 805-10, Business Combinations (prior authoritative literature: FASB Statement of Financial Accounting Standards (“SFAS ”) No. 141, Business Combinations, issued December 2007, which replaced SFAS No. 141) and FASB ASC 350-10, Intangible — Goodwill and Other, ( Prior authoritative literature: SFAS No. 142, Goodwill and Other Intangible Assets ), and related interpretations. FASB ASC 805-10 (SFAS No. 141) requires that the Company record the net assets of acquired businesses at fair market value, and the Company must make estimates and assumptions to determine the fair market value of these acquired assets and assumed liabilities.

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

During the year ended December 31, 2008 in conjunction with preparing its 2007 income tax returns, the Company determined that certain deferred tax liabilities relating to book to tax basis differences in certain assets the Company acquired were not reflected on its balance sheet. As a result, the Company recorded an adjustment during the quarter ended September 30, 2008 to reflect such deferred tax liabilities. The net effect of the adjustment resulted in an increase to both deferred tax liabilities and goodwill of $42.2 million. The adjustment had no material effect on the Company’s income statement for the year ended December 31, 2008. The adjustment was not considered material to the Company’s historical financial statements and therefore restatement was not considered necessary.
The changes in goodwill are as follows (in thousands):

Goodwill acquired	$139,108
Adjustment for deferred taxes	42,200

Goodwill acquired, as adjusted	181,308
Impairment during 2008	(181,308)

Balance as of December 31, 2009	$0
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
Restricted Cash
The Company is obligated to maintain reserve funds for property taxes, insurance and capital expenditures at the Hard Rock as determined pursuant to the CMBS facility. These capital expenditures relate primarily to initial renovations at the Hard Rock and the periodic replacement or refurbishment of furniture, fixtures and equipment. On the Closing Date, the Company deposited $35 million into an initial renovation reserve fund to be held as additional collateral for the CMBS loan for the payment of initial renovations to the Hard Rock. The CMBS lenders will make disbursements from the initial renovation reserve fund for initial renovation costs incurred by the Company upon its satisfaction of conditions to disbursement under the CMBS facility. In addition, the CMBS facility requires the Company to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds to be set aside in restricted cash. As of December 31, 2009, 2008 and 2007, an aggregate of $0.0 million, $5.5 million and $37.7 million and $2.4 million, $1.9 million and $1.2 million were available in restricted cash reserves for future capital expenditures in the initial renovation reserve fund and replacements and refurbishments reserve fund, respectively. As of December 31, 2009, the Company completed all of the initial renovations required under the CMBS facility and the initial renovation reserve account was closed. Additionally, $2.3 million, $1.3 million and $0.8 million and $1.6 million, $0.7 million and $67,460 were available in the insurance and property tax reserve funds, respectively.
In addition, the Company also is obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. On the Closing Date, the Company deposited $45 million into an interest reserve fund to be held as additional collateral under the CMBS facility for the payment of interest expense shortfalls and on the closing date of the 2009 Loan Restructuring described in Note 8 the Company deposited an additional $1.0 million into the interest reserve fund .. The CMBS lenders will make disbursements from the interest reserve fund upon the Company’s satisfaction of conditions to disbursement under the CMBS facility. As of December 31, 2009, 2008 and 2007, $11.4, $14.5 million and $16.1 million was available in restricted cash reserves in the interest reserve fund, respectively.

At the applicable lenders option, the unfunded portion of the construction loan under the CMBS facility may be advanced and deposited with the lenders in an account referred to as the “Construction Loan Reserve Account.” The funds in the Construction Loan Reserve Account shall be disbursed when the Company is entitled to a construction loan advance from the construction loan. The Company may elect, at its option, to receive a disbursement from the Construction Loan Reserve Account in lieu of a construction loan advance, to the extent funds are available in the Construction Loan Reserve Account. As of December 31, 2009, $35.3 million was available in restricted cash reserves in the Construction Loan Reserve Account.
Pursuant to the 2009 Loan Restructuring described in Note 8, the Company is also obligated to maintain a working capital account. On December 24, 2009, the Company deposited $7.0 million into the working capital account. In certain circumstances, excess cash flow generated by the property and excess interest reserve deposits are deposited into the working capital account, until the amounts on deposit therein equal $7.0 million. Upon request and provided certain conditions have been satisfied, the Company may use disbursements from the working capital account to pay operating expenses, extraordinary expenses, capital expenses, project costs, debt service (but not any accrued interest on the mezzanine loans under the CMBS facility), exit fees, fees due in connection with any letter of credit facilities utilized to post letters of credit to be provided under the CMBS facility or any other fees or amounts required to be paid to the lenders under the CMBS facility.
In addition, the Company also is obligated to maintain reserve funds for interest expense and property tax as determined pursuant to the land acquisition loan. The lenders will make disbursements from the interest and property tax reserve funds upon the Company’s satisfaction of conditions to disbursement under the land acquisition loan. As of December 31, 2009 and 2008, $5.0 million and $6.9 million and $1.0 million and $0.6 million was available in restricted cash reserves in the interest and property tax reserve funds, respectively. The lender under the land acquisition financing funded a portion of the interest and property tax reserves for 2009, which amounts were added to the principal balance of the land acquisition financing in connection with the 2009 Land Restructuring described in Note 8.
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
Assets Held for Sale
The Company intended to sell approximately 15 acres of the adjacent land not being used for the expansion project — 11 acres held by HRHH Transferee, LLC and 4 acres held by HRHH Development, LLC. The Company reflected that portion of the asset held for sale, which was represented by a letter of intent at a value of $95.2 million, which was the allocated fair value of $100 million less the estimated sale costs of $4.8 million on the date of acquisition. Management determined that the current fair value for the entire 15 acres exceeded the carrying value at December 31, 2008; however, the Company was not actively marketing the parcel at December 31, 2009. Management determined that the current fair value of the entire 15 acres was less than the carrying value and during the fourth quarter recorded a write down of $108.7 million. The Company is no longer actively marketing the parcels at December 31, 2009 and therefore, the land was transferred out of assets held for sale.

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

Land improvements	12-15 years
Building improvements	15 years
Buildings	39-45 years
Equipment, furniture and fixtures	3-10 years
Memorabilia	40 years
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
Other Intangible Assets
The Company accounts for its other intangible assets in accordance with FASB ASC 350-10 (SFAS No. 142). In accordance with FASB ASC 350-10 (SFAS No. 142), the Company considers its licensing rights as indefinite-life intangible assets that do not require amortization. Rather, these intangible assets are tested for impairment at least annually by comparing the fair value of the recorded assets to their carrying amount. If the carrying amounts of the licensing rights exceed their fair value, an impairment loss is recognized. Once an impairment of an indefinite-life intangible asset has been recorded, it cannot be reversed.
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
Inherent in reviewing the carrying amounts of the above assets is the use of various estimates. First, the Company’s management must determine the usage of the asset. Impairment of an asset is more likely to be recognized where and to the extent the Company’s management decides that such asset may be disposed of or sold. Assets must be tested at the lowest level for which identifiable cash flows exist. This testing means that some assets must be grouped and the Company’s management exercises some discretion in grouping those assets. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from the Company’s estimates. If its ongoing estimates of future cash flows are not met, the Company may have to record additional impairment charges in future accounting periods. The Company’s estimates of cash flows are based on the current regulatory, social and economic climates where the Company conducts its operations as well as recent operating information and budgets for its business. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Company’s hotel casino.
The Company completed its 2009 annual impairment tests of land intended for sale and indefinite-lived intangible assets as of October 31, 2009. The income approach, market approach, and cost approach were considered in arriving at a fair value estimate of the Company’s intangible assets and land intended for sale. As a result of this analysis, the Company recognized a non-cash impairment charge of approximately $108.7 million related to the land intended for sale and determined indefinite-lived intangible assets were fairly valued in the fourth quarter of 2009. The impairment charge resulted from factors impacted by current market conditions including: (i) lower market valuation multiples for gaming assets; (ii) higher discount rates resulting from turmoil in the credit and equity markets; and (iii) current cash flow forecasts for the Company.
Capitalized Interest
The Company capitalizes interest costs associated with major construction projects as part of the cost of the constructed assets. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using a weighted average cost of borrowing. Capitalization of interest ceases when the project or discernible portions of the project are complete. The Company amortizes capitalized interest over the estimated useful life of the related asset. For the years ended December 31, 2009 and 2008 capitalized interest totaled $20.4 million and $8.5 million, respectively.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements. As of December 31, 2009, total deferred financing costs net of accumulated amortization of $20.6 million were $3.7 million. As of December 31, 2008, total deferred financing costs net of accumulated amortization of $19.3 million were $22.0 million. As of December 31, 2007, total deferred financing costs net of accumulated amortization of $14.7 million were $35.5 million. Amortization of deferred financing costs included in interest expense was $20.6 million, $19.3 million and $14.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Advertising Costs
The Company expenses the costs of all advertising campaigns and promotions as they are incurred. Total advertising expenses (exclusive of pre-opening) for the years ended December 31, 2009, 2008 and for the period February 2, 2007 to December 31, 2007 amounted to approximately $1.9 million, $2.3 million and $2.4 million, respectively. These expenses are included in marketing expenses in the accompanying statement of operations.
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
Under FASB ASC 740-10 (FAS 109), a Company is required to record a valuation allowance against some or all the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. To make such determination, the Company analyzes positive and negative evidence, including history of earnings or losses, loss carryback potential, impact of reversing temporary differences, tax planning strategies, and future taxable income. The Company has reported net operating losses for consecutive years and does not have projected taxable income in the near future. This significant negative evidence causes management to believe a full valuation allowance should be recorded against the deferred tax assets. The deferred tax liability related to the stepped-up basis on land and indefinite-lived intangibles will be the only deferred tax items not offset by the valuation allowance. This treatment is consistent with the valuation allowance calculations in prior periods.

The Company accounts for certain tax positions under the provisions of FASB ASC 740-10 (FIN 48). The Company does not have any unrecognized tax positions, nor does it believe it will have any material changes over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.
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
Retail and other revenues include retail sales, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed, license income for certain intellectual property, including the “Hard Rock Hotel” and “Hard Rock Casino” trademarks and other miscellaneous income. Retail and other revenues are recognized at the point in time the retail sale occurs or when services are provided to the guest.
The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. The Company received $0.5 million, $0.7 million and $0.7 million in rent from the Hard Rock Cafe, which consisted of $0.2 million, $0.2 million and $.02 million in base rent and $0.3 million, $0.5 million and $0.5 million in percentage rent for the years ended December 31, 2009, 2008 and for the period February 2, 2007 to December 31, 2007, respectively. The current term of the lease expires on June 30, 2010. Under the lease, the operator has two five-year options to extend the lease, so long as it is not in default at the time of the extension. On December 7, 2009, the Company received formal notice of renewal from the Hard Rock Café, extending the lease to June 30, 2015.
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

			Period
	Year Ended	Year Ended	February 2, 2007
	December 31,	December 31,	December 31,
	2009	2008	2007
Food and beverage	$7,829	$7,172	$4,456
Lodging	2,459	2,005	1,307
Other	2,602	886	819

Total costs allocated to casino operating costs	$12,890	$10,063	$6,582

Revenues are recognized net of certain sales incentives in accordance with FASB ASC 815-40( EITF 01-9) Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products ). FASB ASC 815-40 (EITF 01-9) requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s casino revenues are reduced by points earned in customer loyalty programs, such as the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the years ended December 31, 2009, 2008 and for the period from February 2, 2007 to December 31, 2007 these incentives were $0.1 million, $0.1 million and $0.1 million, respectively.

Derivative Instruments and Hedging Activities
FASB ASC 815-10 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB 815-10 (SFAS No. 133), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2009, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
In connection with satisfying the conditions to draw on the construction loan provided under its CMBS facility on May 30, 2008, the Company purchased five interest rate cap agreements with an aggregate notional amount of $871.0 million with a LIBOR cap of 2.5%. The aggregate notional amount accretes to $1.383 billion over the life of the cap based on the draw schedule for the construction loan. The Company purchased these interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through a cash contribution made by the DLJMB Parties. The Company determined that all five of the caps qualify for hedge accounting and the caps are designated as cash flow hedges.
On September 22, 2008, the Company amended the accretive interest rate cap agreement to adjust their notional amount upward in order to meet the lender-required cap on future debt. In addition, the Company determined that the amended interest rate cap qualifies for hedge accounting and the cap is designated as a cash flow hedge.
The Company held five interest rate caps at December 31, 2009 as follows (dollar amounts in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate
$410,000	Interest Cap	February 9, 2010	2.50%
$607,879	Accreting Interest Cap	February 9, 2010	2.50%
$200,000	Interest Cap	February 9, 2010	2.50%
$100,000	Interest Cap	February 9, 2010	2.50%
$65,000	Interest Cap	February 9, 2010	2.50%
All of the derivative instruments were designated as hedges according to FASB ASC 815-10 (SFAS No. 133) and, accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income in the Company’s financial statements.
For the years ended December 31, 2009, 2008 and 2007, the total fair value of derivative instruments was $0, $106 thousand and $11 thousand, respectively. The gain or (loss) in fair value included in comprehensive income for December 31, 2009, 2008 and 2007 was $14.9 million, ($17.2) million and ($26) thousand, net of premium amortization, respectively. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the years ended December 31, 2009, 2008 and 2007, the Company expensed $15.0 million, $4.6 million and $1.4 million to interest expense attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively.

Fair Value of Financial Instruments
FASB ASC 820-10 (SFAS No. 157) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 (SFAS No. 157) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied FASB ASC 820-10 (SFAS 157) to recognize the liability related to its derivative instruments at fair value to consider the changes in the creditworthiness of the Company and its counterparties in determining any credit valuation adjustments.
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
Currently, the Company uses interest rate caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of FASB ASC 820-10 (SFAS No. 157), the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company is exposed to credit loss in the event of a non-performance by the counterparties to its interest rate cap agreements; however, the Company believes that this risk is minimized because it monitors the credit ratings of the counterparties to such agreements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2009, 2008 and 2007, the total value of the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets is approximately $0, $106.0 thousand and $11.2 thousand, respectively.
Although the Company has determined that the majority of the inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or its lenders. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its long-term debt and has determined that the credit valuation adjustments are not significant to the overall valuation of its long-term debt. As a result, the Company has determined that its long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2009, 2008 and 2007, the total fair value of the Company’s long-term debt valued under FASB ASC 820-10 (SFAS No. 157) does not materially differ from its carrying value of approximately $1.2 billion, $1.1 billion and $793.5 million, respectively.

Recently Issued And Adopted Accounting Pronouncements
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
FASB ASC 815-10, Derivatives and Hedging (prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008, amending FASB SFAS No. 133) (“FASB ASC 815-10 (SFAS No. 161)”), requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS No. 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 ( prior authoritative literature: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ) (“FASB ASC 815-10 (SFAS No. 133)”), and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB ASC 815-10 (SFAS No. 161) must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB ASC 815-10 (SFAS No. 133) for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS No. 161) had no material impact on the Company’s consolidated financial statements or disclosures.
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
FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ( prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 105-10-65 (SFAS No. 168)”), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS No. 168) did not have a material impact on the Company’s consolidated financial statements.
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

2. ACCOUNTS RECEIVABLE
Components of receivables, net are as follows (in thousands):

	December 31,	December 31,
	2009	2008
Casino	$9,982	$9,850
Hotel	2,688	1,472
Other	4,348	3,320

	17,018	14,642
Less: allowance for doubtful accounts	(5,759)	(2,066)

	$11,259	$12,576

Allowance for
Doubtful
Accounts
Balance at February 2, 2007	$0
Additions — bad debt expense	1,103
Deductions — write off net of collections	(515)
Balance at January 1, 2008	588
Additions — bad debt expense	1,998
Deductions — write off net of collections	(520)

Balance at December 31, 2008	2,066
Additions — bad debt expense	3,847
Deductions — write off net of collections	(154)

Balance at December 31, 2009	$5,759

3. INVENTORIES
Inventories consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Retail merchandise	$1,068	$1,211
Restaurants and bars	1,769	1,653
Other inventory and operating supplies	225	86

Total Inventories	$3,062	$2,950

4. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2009	2008
Land	$351,250	$364,810
Buildings and improvements	461,176	115,558
Furniture, fixtures and equipment	105,087	36,161
Memorabilia	4,267	4,118

Subtotal	921,780	520,647
Less accumulated depreciation and amortization	(45,049)	(27,072)
Construction in process	275,108	290,552

Total property and equipment, net	$1,151,839	$784,127

The Company has signed construction commitments for an aggregate of approximately $649.3 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during 2008 and 2009. As of December 31, 2009, the Company had incurred approximately $523.4 million of project costs under such commitments and had $125.9 million remaining commitments outstanding. See “Commitments and Contingencies—Construction Commitments”.
Depreciation and amortization relating to property and equipment was $18.2 and $16.1 million for the years ended December 31, 2009 and December 31, 2008.
5. INTANGIBLE ASSETS
Other intangible assets, net consists of the following (in thousands):

	December 31, 2008				December 31, 2009
				Net			Net	Remaining
	Intangible			Intangible			Intangible	Life
	Assets	Impairment	Amortization	Assets	Impairment	Amortization	Assets	(Years)
Intangible assets
Hard Rock licensing	$44,900	$(10,067)	$—	$34,833	$—	$—	$34,833	Indefinite
Rehab trade name	2,180	—	(240)	1,940	—	(240)	1,700	7
Body English trade name	486	—	(233)	253	—	(233)	20	0
Pink Taco trade name	572	—	(140)	432	—	(140)	292	2
Love Jones trade name	82	—	(20)	62	—	(20)	42	2
Mr. Lucky’s trade name	490	—	(120)	370	—	(120)	250	2
“Player” relationships	19,936	—	(4,183)	15,753	—	(3,884)	11,870	6
Host non-compete agreements	2,654	—	(2,450)	204	—	(204)	—	0

Total intangibles net of accumulated amortization	$71,300	$(10,067)	$(7,386)	$53,847	$—	$(4,841)	$49,007

As of December 31, 2008 the Company’s intangible assets were comprised of the Hard Rock licensing rights estimated at approximately $44.9 million, trademarks estimated at approximately $3.8 million, customer lists estimated at approximately $19.9 million and host non-compete agreements estimated at approximately $2.7 million. The licensing rights are not subject to amortization as they have an indefinite useful life. The trade name and host non-compete agreements are being ratably amortized on a straight-line basis over a two to five-year period. Player relationships are amortized on an accelerated basis consistent with the expected timing of the Company’s realization of the economic benefits of such relationships.
For the year ended December 31, 2009, amortization expense for the above amortizable intangible assets was $4.8 million. The estimated aggregate amortization expense for the above amortizable intangible assets for each of the five succeeding fiscal years ending December 31, 2014 is $3.7 million, $3.1 million, $2.3 million, $1.9 million, and $1.6 million, respectively.

6. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Capital Leases	$7,372	$977
Deferred income	6,611	167
Accrued salaries, payroll taxes and other employee benefits	3,204	2,074
Advance room, convention and customer deposits	4,757	2,878
Other accrued liabilities	1,455	840
Outstanding gaming chips and tokens	1,198	1,197
Accrued miscellaneous taxes	1,262	643
Accrued progressive jackpot and slot club payouts and other liabilities	1,026	1,266
Reserve for legal liability claims	119	182
Advance entertainment sales	770	62

Total accrued expenses	$27,774	$10,286

7. AGREEMENTS WITH RELATED PARTIES
Management Agreement
Engagement of Morgans Management. The Company’s subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC have entered into an Amended and Restated Property Management Agreement, dated as of May 30, 2008, (the “Management Agreement”) with Morgans Hotel Group Management LLC (“Morgans Management”), pursuant to which the Company has engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities which are operated by its subsidiary, HRHH Gaming, LLC) and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between the Company’s subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).
Term; Termination Fee. The Management Agreement originally commenced on February 2, 2007 and has an initial term of 20-years. Morgans Management may elect to extend this initial term for two additional 10-year periods. The Management Agreement provides certain termination rights for the Company and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the hotel at the Hard Rock.
Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined net non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management is also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA” (as defined in the Management Agreement) in excess of certain threshold amounts, which increase for each subsequent calendar year. Following completion of the expansion and renovation of the Hard Rock, the amount of such annual incentive fee will be equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion), excluding an annual consulting fee payable to DLJMB VoteCo under the JV Agreement. Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.

The Company accrued or paid a base management fee of $4.5 million, $4.6 million and $5.7 million and a gaming facilities support fee of $0.8 million, $0.7 million and $0.0 million to Morgans Management and accrued or reimbursed chain service expenses of $1.7 million, 1.7 million and $2.1 million to Morgans Management for the years ended December 31, 2009, 2008 and 2007, respectively. No gaming facilities support fee was owed in 2007 because the fee was implemented in an amendment to the Management Agreement entered into in May 2008 following the Company’s assumption of the operation of gaming facilities at the Hard Rock in March 2008.
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
Technical Services Agreement
On February 2, 2007, the Company’s subsidiary, HRHH Hotel/Casino, LLC, and Morgans Management entered into a Technical Services Agreement pursuant to which the Company has engaged Morgans Management to provide technical services for its expansion project prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the years ended December 31, 2008 and 2009, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.9 million and $1.5 million under the Technical Services Agreement.
CMBS Facility
The chairman of the Morgans’ board of directors and a former director of the Company is currently the president, chief executive officer and an equity holder of NorthStar Realty Finance Corp. (“NorthStar”), a subsidiary of which is a participant lender in the CMBS facility.
Intercompany Land Acquisition Financing
Northstar is a lender under the land acquisition financing the Company has entered into with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock.
8. LONG-TERM DEBT
The long-term debt outstanding as of December 31, 2009 and December 31, 2008 consisted of the following (in thousands):

		December 31,	December 31,
Project Name / Lender	Interest Rate	2009	2008
HRH Acquisition / Vegas HR Private Limited	LIBOR + 2.35%	$364,810	$364,810
HRHC Construction / Vegas HR Private Limited	LIBOR + 4.25%	467,444	344,233
HRHC Sr Mezz / Brookfield Financial, LLC—Series B	LIBOR + 5.20%	177,956	177,956
HRHC Jr Mezz 1 / NRFC WA Holdings, LLC	LIBOR + 7.20%	88,978	88,978
HRHC Jr Mezz 2 / Hard Rock Mezz Holdings LLC	LIBOR + 8.75%	57,836	57,836
HRHH Development / Column Financial, Inc.	LIBOR + 17.9%	53,850	50,000

Total debt	LIBOR + 4.88%	1,210,873	1,083,813
Current portion of long-term debt		—	(50,000)

Total long-term debt		$1,210,874	$1,033,813

On May 30, 2008, the Company satisfied the conditions to draw on the construction loan provided under its CMBS facility. The initial maturity date of the loans thereunder was February 9, 2010, with four (4) one-year options to extend the maturity date provided that the Company satisfies certain conditions. The Company exercised the first extension option under the CMBS facility as of February 9, 2010. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. For the years ended December 31, 2009 and 2008 and for the period from February 2, 2007 to December 31, 2007, the Company drew approximately $123.2 million, $240.4 million and $33.5 million, respectively from the CMBS facility. The Company anticipates drawing the remaining $128.0 million from the construction loan under the CMBS facility as needed. Management anticipates the Company will not return to a positive cash position at the earliest until the expansion project has opened and the economic environment has improved from its current condition.
The fair value of the Company’s long-term debt was approximately $1.2 billion and $1.1 billion at December 31, 2009 and December 31, 2008, respectively.
Intercompany Land Acquisition Financing
On August 1, 2008, certain of the Company’s subsidiaries completed an intercompany land purchase and a related financing with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. The proceeds from the land acquisition financing, together with an equity contribution from the DLJMB Parties, were used to fully satisfy a $110 million amortization payment under the CMBS facility due in August 2008. In connection with the intercompany land purchase, HRHH Development Transferee, LLC (“HRHH Transferee”), one of the Company’s subsidiaries, entered into a land acquisition financing with Column Financial, Inc. The land acquisition financing provided $50.0 million of the $110.0 million of proceeds necessary to purchase the 11-acre parcel from HRHH Development, LLC, another one of the Company’s subsidiaries (“HRHH Development”). Under the land acquisition financing, interest will accrue at an annual rate equal to the 30-day London Interbank Offered Rate, plus a blended spread of 15.90%. An amendment to the loan agreement governing the land acquisition financing increased the blended spread from 15.90% to 17.90%. At any time and from time to time, the lenders under the land acquisition financing may increase the blended spread up to a maximum interest rate specified in the applicable loan documents. The loan agreement governing the land acquisition financing contains customary covenants for financing transactions of this type. HRHH Transferee’s obligations under the land acquisition financing are secured by a first mortgage lien on the 11 acres as well as certain intellectual property and other personal and real property rights of HRHH Transferee. The land acquisition financing is also assumable by certain third party purchasers of a portion of the approximately 11 acres from HRHH Transferee, which assumption is conditioned upon the provision by HRHH Transferee of certain additional collateral support.
On December 24, 2009, the loan documents governing the land acquisition financing were amended (collectively, the “2009 Land Restructuring”) to, among other things, (i) extend the initial maturity date from October 9, 2009 to February 9, 2012; (ii) add two additional one-year options to further extend the maturity date until a final maturity date of February 9, 2014, provided certain conditions are satisfied and no default or event of default exists at the time each extension is exercised; (iii) provide for a portion of the interest payable on the land acquisition financing be deferred and paid only upon a refinancing of, or a sale of the property securing, the land acquisition financing out of any equity proceeds available therefrom in excess of $53.85 million (plus certain incurred costs and expenses); (iv) require delivery to the lender under the land acquisition financing of a deed in lieu of foreclosure agreement that would facilitate the transfer of the property securing the land acquisition financing to such lender upon specified future events of default; (v) waive certain fees related to extending the land acquisition financing and any requirement to purchase a new interest rate cap during the remaining term of the land acquisition financing; and (vi) require HRHH Transferee to fund an aggregate incremental amount of approximately $3.0 million into a tax escrow, an insurance escrow and an interest reserve account.

Acquisition Financing
In connection with the Acquisition, the Company borrowed $760 million under the CMBS facility, which is secured by the Company’s assets. The Company has additional borrowing availability under the facility which it is permitted to use for the expansion and renovation of the Hard Rock, with the total amount available under the financing not to exceed $1.395 billion as of December 31, 2009.
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
Estimated interest payments on long-term debt are based on average principal amounts outstanding under the Company’s CMBS facility as of December 31, 2009 and anticipated additional borrowings thereunder required to complete the Company’s expansion project. As of December 31, 2009, the LIBOR index rate applicable to the Company was 0.23% plus the 4.25% spread (4.48% total). Subject to an interest rate cap, as of December 31, 2009, an increase in market rates of interest of 0.125% would have increased the Company’s interest expense by $1.4 million and a decrease in market interest rates of 0.125% would have decreased the Company’s interest expense by $1.4 million. Interest payments are due monthly on the ninth day of the month.
Maturities of the Company’s long-term debt are as follows (in thousands):

2010	$—
2011	1,157,024
2012	53,850
2013	—

Total	$1,210,874

All outstanding amounts owed under the land acquisition financing become due and payable no later than February 9, 2012, subject to two one year extension options. The initial maturity date of the CMBS facility of $1.2 billion was February 9, 2010, with four one-year options to extend the maturity date provided that the Company satisfies certain conditions. The Company exercised the first extension option under the CMBS facility, extending the maturity date to February 9, 2011.
CMBS Loan Restructuring
In November 2007, certain of the Company’s subsidiaries refinanced $350 million of the amount borrowed under the CMBS facility from the proceeds of three mezzanine loans made to the Company’s mezzanine subsidiaries, and the lender increased the maximum amount of the loan that may be funded in the future by $35 million (the “2007 Refinancing ”). As part of the 2007 Refinancing, the subordinated junior mezzanine lender provided for an additional $15 million under the third mezzanine loan for use in connection with construction on the expansion and renovation project. Pursuant to the 2007 Refinancing, the initial maturity date of the loans thereunder was February 9, 2010, with two one-year options to extend the maturity date provided that the Company satisfied certain conditions, including meeting a specified debt-yield percentage.

In connection with the 2007 Refinancing, the lender exercised its right to split the CMBS facility into debt secured directly by the assets owned by the mortgage borrowers and senior, junior and subordinated junior mezzanine debt secured by pledges of equity interests in the mortgage borrowers, and certain of the Company’s other subsidiaries, which are the senior mezzanine borrowers and the junior mezzanine borrowers, respectively, under the CMBS facility. This resulted in the separation of a portion of the financing into:
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
The 2007 Refinancing incurred interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the subordinated junior, junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., failure to achieve substantial completion of the construction projects in a timely manner and extension of the term of the financing).
Sale of CMBS Loans
As contemplated by the 2007 Refinancing, each of the first mezzanine, second mezzanine and third mezzanine loans were sold by its lender on November 6, 2007 and the mortgage loan was sold by its lender on November 9, 2007, to the following entities:
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
On December 24, 2009, each of the mortgage and mezzanine loans under the CMBS facility was amended (collectively, the “2009 Loan Restructuring”) to, among other things:
•	waive the specified debt-yield percentage requirement to exercise the existing one-year option to extend the maturity date until February 9, 2012 and add two additional one-year options to extend the maturity date until a final maturity date of February 9, 2014, provided certain conditions are satisfied and no default or event of default exists at the time each extension is exercised (neither the existing one-year option to extend the maturity date until February 9, 2011 nor the two additional one-year options to extend have a debt-yield requirement);
•	increase the blended rate from LIBOR plus 4.25% to LIBOR plus 5.08% for the mortgage loan and increase the interest rate under the mezzanine loans, however a portion of such interest is being deferred and will compound and accrue until either certain cash flow covenants have been met or the maturity date of such loan;

•	require the funding by certain borrowers of approximately $1.0 million into the interest reserve account and approximately $7.0 million into a new working capital account to be used for operating expenses, extraordinary expenses, debt service and certain other expenses in accordance with the applicable loan documents;
•	amend the order of application of any prepayments of loans under the CMBS facility so that any prepayment is applied, until the applicable loan is paid in full, (1) first to the mortgage loan, (2) second to the senior mezzanine loan, (3) third to the junior mezzanine loan and (4) fourth to the subordinated junior mezzanine loan; and
•	remove or modify certain covenants, including, without limitation, covenants related to maintenance of a monthly minimum interest reserve balance, circumstances under which intellectual property may be released and restrictions on permitted capital leases.
In connection with the 2009 Loan Restructuring, the Company also agreed to enter into documentation providing for (i) the payment of a subordinated exit fee under each of the senior mezzanine loan and the junior mezzanine loan to be paid from certain equity proceeds received by certain members of the Company and (ii) transfer of a participation interest in the junior mezzanine loan from the second mezzanine loan lender to affiliates of the Company, subject to the approval of the mortgage loan lender, the first mezzanine loan lender and the third mezzanine loan lender and certain other conditions. The Company is currently working with the lenders under the CMBS facility on definitive documentation with respect to the agreements described above.
As of February 9, 2010, the applicable borrowers under each of the mortgage loan and the mezzanine loans exercised their respective first extension options, so that the current maturity date under each of such loans is February 9, 2011. In connection with such extensions, replacement interest rate caps for each loan were purchased at a strike price of 1.23313%.
Workers’ Compensation Letter of Credit
The Company has a $0.3 million irrevocable standby letter of credit for the benefit of the State of Nevada related to the self-insured portion of the Predecessor’s workers’ compensation insurance.
9. INCOME TAXES
The federal income tax provision (benefit) is summarized as follows (in thousands):

			Period from
	Year Ended	Year Ended	February 2, 2007 to
	December 31,	December 31,	December 31,
	2009	2008	2007
Current	$—	$2	$—
Deferred	—	(587)	(2,277)

Total tax expense (benefit)	$—	$(585)	$(2,277)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Accrued expenses	$10,747	$6,276
Depreciation and amortization	1,897	1,063
Net operating loss and contributions carryforwards	51,127	34,515
Improvements and intangibles	4,459	4,393
Tax credits	3,325	3,115
Hedging transactions	1,162	4,612

Total deferred tax assets	72,718	53,974

Deferred tax liabilities:
Indefinate life intangibles and land purchase accounting	$(56,853)	$(56,853)
Accrued expenses	(1,800)	(1,399)

Total deferred tax liabilities	(58,653)	(58,252)

Preliminary net deferred tax asset	14,065	(4,278)
Less: valuation allowance for deferred tax asset	(70,918)	(52,575)

Net deferred tax liability	$(56,853)	$(56,853)

Valuation
Allowance
Balance at February 2, 2007	$—
Additions — Increases	23,385
Deductions — Recoveries	—
Balance at December 31, 2007	23,385
Additions — Increases	30,087
Deductions — Recoveries	(897)
Balance at December 31, 2008	52,575
Additions — Increases	22,194
Deductions — Recoveries	(3,851)
Balance at December 31, 2009	$70,918

FASB ASC 740-10 (SFAS No. 109) requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent of the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $18.3 million during 2009 and $29.2 million during 2008. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is zero.
Net operating losses and tax credit carryforwards as of December 31, 2009 are as follows (in thousands):

		Expiration
	Amount	Years
Net operating losses	$150,315	2016-2029
Tax credits, federal general business	$2,636	2011-2029
Tax credits, federal AMT	$689	N/A
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

			Period from
	Year Ended	Year Ended	February 2, 2007 to
	December 31,	December 31,	December 31,
	2009	2008	2007
Statutory rate	(34.00)%	(34.0)%	(34.0)%
Valuation allowance	11.08	9.0	31.2
Tax credits	(0.07)	(0.1)	(0.2)
Other	(0.43)	(1.1)	—
LLC loss excluded from computation	23.42	2.2	—
Goodwill impairment	—	23.7	—

Total	0.00%	(0.3)%	(3.0)%

The Company accounts for certain tax positions under the provisions of FASB ASC 740-10 (FIN 48). The Company does not have any unrecognized tax positions, nor does it believe it will have any material changes over the next 12 months. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits.
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

Cafe Lease
The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. During the year ended December 31, 2009, the Company received $0.5 million in rent from the Hard Rock Cafe, which consisted of $0.2 million in base rent and $0.3 million in percentage rent. The current term of the lease expires on June 30, 2015. Under the lease, the operator has one five-year option to extend the lease, so long as it is not in default at the time of the extension.
Employment Agreement
Under the terms of the offer letter, as amended, Mr. Kwasniewski was entitled to receive employee benefits on the same basis as other, similarly situated employees. The offer letter provided for the at-will employment of Mr. Kwasniewski. However, if Morgans Management terminated Mr. Kwasniewski’s employment without cause (as defined in his offer letter), he would have been entitled to receive one year’s base salary. If Morgans Management terminated his employment without cause after 2007, he would have been entitled to receive a bonus equal to the number of months he worked during the year prior to his termination multiplied by the monthly equivalent of the actual bonus he received in the prior year, with a minimum payment of one-half of his prior year’s bonus and a maximum payment of $280,000.
Construction Commitments
Hard Rock Expansion Project. The expansion project at the Hard Rock included the addition of 864 guest rooms and suites, of which 490 (Paradise Tower) opened in July 2009 and the remaining 374 (HRH all-suite Tower) opened in late December 2009, approximately 74,000 square feet of additional meeting and convention space, which opened in April 2009, and approximately 30,000 square feet of casino space, which opened in late December 2009. The project also included several new food and beverage outlets, a new and larger “The Joint” live entertainment venue, which opened in April 2009 and doubled the venues maximum capacity to approximately 4,100, an authentic rock lounge, Wasted Space, which opened in July 2008, a new Poker Lounge, which opened in August 2008, a new spa facility, Reliquary, which opened late in December 2009, a new nightclub, Vanity, which opened December 31, 2009 and additional retail space. The project also includes the expansion of the hotel’s pool, outdoor gaming, and additional food and beverage outlets, which are expected to open in March of 2010. Renovations to the existing property began during 2007 and included upgrades to existing suites, restaurants and bars, retail shops, and common areas, and a new ultra lounge and poker room. These renovations were completed by the end of the third quarter 2008. The Company is currently on time to complete the expansion as scheduled and within the parameters of the original budget. The project is being funded from the Company’s existing debt funding under its CMBS facility and, if necessary, capital contributions from the DLJMB Parties.
The Company has entered into a construction management and general contractor’s agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which sets forth the terms and conditions pursuant to which M.J. Dean will construct the expansion project. The contract provides that the project will be broken into multiple phases, each of which will be governed by a separate guaranteed maximum price work authorization order. As of December 31, 2009, the Company had delivered work authorization orders to M.J. Dean for an aggregate of $569.3 million of work. The work called for under the work authorization orders cover each significant phase of the expansion project.
The Company has also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”), which sets forth the terms and conditions pursuant to which PCI will construct the new west pool project at the Hard Rock. The contract includes all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project calls for an aggregate of $22.7 million of work.
The Company has signed construction commitments for an aggregate of approximately $649.3 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. As of December 31, 2009, approximately $125.9 million of these commitments remained outstanding.
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
On August 8, 2008, Jimmy Daniel Alexander, individually and doing business as “Rehab,” filed a lawsuit, Alexander v. Hard Rock Hotel, Inc., Hard Rock Hotel Holdings, LLC and HRHH Hotel/Casino, LLC (sued erroneously as Hard Rock Hotel & Casino, Inc.), in the United States District Court for the District of Nevada. Plaintiff asserted claims for trademark infringement, unfair competition, breach of contract and unjust enrichment, all of which relate to the Company’s use of the REHAB RX trademarks. The named defendants in the lawsuit have filed an answer to this action and asserted counterclaims against plaintiff alleging trademark infringement and unfair competition, and seeking cancellation of Plaintiff’s federal registrations for the trademark REHAB. On November 11, 2008, plaintiff filed a motion for preliminary injunction based on his trademark infringement claims. On November 3, 2009, the judge entered an order approving the parties’ stipulation to dismiss the lawsuit and counterclaims with prejudice, with each party to bear its own attorneys’ fees and costs.
The Company is a defendant in various other lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of December 31, 2009.

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
The Company maintains a 401(k) profit sharing plan whereby substantially all employees over the age of 21 who have completed six months of continuous employment and 1,000 hours of service are eligible for the plan. Such employees joining the plan may contribute, through salary deductions, no less than 1% nor greater than 50% of their annual compensation. The plan had provided for a company matching contribution equal to one-half of the first six percent of the participant’s base salary and annual bonus that was contributed by the participant. On March 16, 2009, the Company reduced the amount of the 401(k) match to one-half of the first three percent of the participant’s base salary and annual bonus that is contributed by the participant and on November 9, 2009, the Company suspended the 401(k) matching contribution. During the years ended December 31, 2009 and 2008 and the period from February 2, 2007 to December 31, 2007 the Company recorded approximately $529,000, $966,000 and $568,000 for its portion of plan contributions, respectively, which are included in the accompanying statements of operations.
On September 10, 2008, the Company’s board of directors adopted the Company’s 2008 Profits Interest Plan (the “Profits Interest Plan”) which provides for the grant of profits interest awards in the form of Class C Units of the Company. The Class C Units are membership interests in the Company whose terms are governed by the JV Agreement, the Profits Interest Plan and an individual profits interest Award Agreement. The maximum aggregate number of Class C Units available for issuance under the Profits Interest Plan is 1,000,000 units. A summary of the status of the Class C Units granted by the Company to named executive officers and employees of the Company as of December 31, 2009 is presented below. There were no Class C Units granted to named executive officers in 2007 and 2008.
The Class C Units awarded to our named executives on January 14, 2009 consist of the following three vesting components, which are equally spread and are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the date of grant and continuing through December 31, 2010; (ii) a performance-based vesting award that vests with respect to 25% of the units on the date of grant and the remaining 75% of the units based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors.
The grant date fair value of Class C Units awarded during the year ended December 31, 2009, in accordance with ASC Topic 718, was determined to be $0, as the amount of the Company’s liabilities exceeded the fair market value of the Company under any reasonable scenario as of the grant date. With respect to the performance-based Class C Unit awards and the milestone-based Class C Unit awards, the grant date fair value was determined to be $0 based on either the probable outcome or maximum performance with respect to the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010, and the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by our board of directors, respectively, for the reasons described in the preceding sentence.

Officers and employees of the Company and its subsidiaries are eligible to participate in the Morgans Hotel Group Co. 2007 Amended and Restated Omnibus Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of Morgans, including restricted stock units, and other equity-based awards, including membership units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The Company recognizes the expense and records a related-party payable when billed by Morgans.
In the years ended December 31, 2009 and 2008 and for the period February 2, 2007 to December 31, 2007, the Company recognized $0.0 million, $1.9 million and $0.2 million of stock-based compensation expense related to the above described restricted common stock units, LTIP Units and options granted to its named executive officers.
Class C Units
A summary of the status of the Company’s nonvested Class C Units granted by the Company to named executive officers as of December 31, 2009 and changes during the year ended December 31, 2009, are presented below. There were no Class C Units granted to named executive officers in 2007 or 2008.

		Weighted Average
Nonvested Units	Class C Units	Fair Value
Nonvested at January 1, 2009	—	$—
Granted	360,000	0.00
Vested	(120,000)	0.00
Forfeited	(90,000)	0.00

Nonvested at December 31, 2009	150,000	$0.00

Restricted Stock Units
A summary of the status of the Company’s nonvested restricted stock units granted by Morgans to named executive officers and employees as of December 31, 2009, 2008 and 2007 and changes during the year ended December 31, 2009, 2008 and 2007, are presented below:

	Restricted	Weighted Average
Nonvested Units	Stock Units	Fair Value
Nonvested at February 2, 2007	—	$—
Granted	99,400	16.91
Vested	(10,225)	13.20
Forfeited	(1,900)	23.04

Nonvested at December 31, 2007	87,275	17.21

Granted	79,753	13.65
Vested	(23,125)	16.43
Forfeited	(9,675)	18.55

Nonvested at December 31, 2008	134,228	15.14
Granted	—	—
Vested	(38,324)	15.05
Forfeited	(14,725)	16.49

Nonvested at December 31, 2009	81,179	$14.93

LTIP Units
A summary of the status of the Company’s nonvested LTIP Units granted by Morgans to named executive officers of the Company as of December 31, 2009 and 2008 and changes during the years ended December 31, 2009 and 2008 are presented below. There were no LTIP units granted to named executive officers in 2007.

		Weighted Average
Nonvested Units	LTIP Units	Fair Value
Nonvested at January 1, 2008	—	$—
Granted	19,053	13.19
Vested	(5,000)	12.59
Forfeited	—	—

Nonvested at December 31, 2008	14,053	$13.41
Granted	—	—
Vested	(6,351)	13.19
Forfeited	—	—

Nonvested at December 31, 2009	7,702	$8.39

Stock Options
A summary of the Company’s outstanding and exercisable stock options granted by Morgans to named executive officers and employees as of December 31, 2009, 2008 and 2007 and changes during the year ended December 31, 2009, 2008 and 2007, are presented below:

		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate Intrinsic
Options	Shares	Price	Contractual Term	Value (in thousands)
Outstanding at February 2, 2007	—	$—	$—	$—
Granted	139,200	15.76	—	—
Exercised	(33,333)	13.05	—	—
Forfeited or Expired	(1,900)	23.04	—	—

Outstanding at December 31, 2007	103,967	16.50	—	—

Granted	9,527	15.42	—	—
Exercised	—	—	—	—
Forfeited or Expired	(5,800)	23.04	—	—

Outstanding at December 31, 2008	107,694	16.05	8.04	$—

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(8,300)	20.91	—	—
Outstanding at December 31, 2009	99,394	$15.61	$7.05	$—

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
Additional Capital Contributions
For the year ended December 31, 2009, the DLJMB Parties and the Morgans Parties funded approximately $179.6 million and $14.1 million, respectively, through contributions of cash to the Company. Pursuant to an agreement between DLJMB IV HRH and Morgans, a portion of the amounts contributed to the Company by the parties are being treated as interest-free loans, which will convert into new equity in the Company on terms to be agreed upon by the parties or by a written appraisal or fairness opinion.
Distribution of Cash Available for Distribution
To the extent not prohibited by the terms of any financing agreement or applicable law, the Company’s board of directors may cause the Company to distribute cash available for distribution to its members. Under the JV Agreement, the DLJMB Parties receive a preferred return of capital in an amount based on a percentage of the fees paid by the Company to Morgans Management under the Management Agreement. Cash available for distribution is then distributed among the members pro rata in proportion to their percentage interests (as adjusted to disregard the effect of any prior adjustments to the percentage interests made as a result of the posting of letters of credit). If at such time the DLJMB Parties have received a return of all of their capital contributions, then the cash available for distribution will be distributed to the Morgans Parties until they have received a return of all of their diluted capital contributions (as calculated under the JV Agreement). Then, cash available for distribution is distributed among the members pro rata in proportion to the adjusted percentage interests until the Morgans Parties have received a return of all of their capital contributions. Thereafter, all remaining amounts will be distributed between the Morgans Parties, the DLJMB Parties and Class C Members pro rata in proportion to their profits percentage interests as of the date of such distribution.
Restrictions on Transfer
The Company’s members generally are prohibited from transferring or encumbering the Company’s membership interests without the prior written consent of the Company’s Class A members. Transfers of interests by a Morgans Party or a DLJ Fund (described below) in any intermediate subsidiary that indirectly holds interests in the Company will be considered a transfer of such person’s indirect interest in the Company. The “DLJ Funds” include DLJMB Partners, DLJMB HRH Co-Investments, L.P., DLJ Offshore Partners IV, L.P., DLJ Merchant Banking Partners IV (Pacific), L.P. and MBP IV Plan Investors, L.P. and are all parties which indirectly hold interest in the Company. Exceptions to the transfer prohibition apply to (a) transfers to subsidiaries of a DLJ Fund or Morgans, (b) transfers of the equity interests of a Morgans Party or a DLJ Fund (including pursuant to a change in control of those entities), and (c) after the earlier of February 2, 2011 and the termination date of the Management Agreement, in accordance with the right of first offer in favor of the other members under the JV Agreement. If the DLJMB Parties propose to transfer more than 51% of the Company’s aggregate membership interests to a third party, then under certain circumstances the DLJMB Parties will be able to require the Morgans Parties and Class C Members to sell the same ratable share of the Company’s membership interests held by each of them to the third party on the same terms and conditions. If this drag-along right is not exercised, then under certain circumstances the Morgans Parties and the Class C Members may exercise a tag-along right to sell certain of the Company’s membership interests held by each of them to the third-party transferee on the same terms and conditions as under the sale by the DLJMB Parties. Notwithstanding these exceptions, no transfer may be made unless certain general conditions are met, including that the transfer complies with applicable gaming regulations.

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
13. SUBSEQUENT EVENTS
On February 9, 2010, the Company purchased five new interest rate cap agreements with an aggregate notional amount of $1.285 billion with a LIBOR cap of 1.23313%. The Company purchased the new interest rate cap agreements for an amount equal to approximately $1.6 million. The Company designated four out of the five interest rate caps for hedge accounting as cash flow hedges. The changes in fair value of the remaining one interest rate cap that does not qualify for hedge accounting will be recognized directly in earnings.
14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The tables below reflect the Company’s selected quarterly information for the Company for the years ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Total revenues	$35,491	$48,942	$47,136	$29,985
Loss before income tax benefit	(141,791)	(22,338)	(21,063)	(26,673)
Net loss	(141,791)	(22,338)	(21,063)	(26,673)
Comprehensive loss	(136,970)	(18,174)	(17,506)	(24,332)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Total revenues	$28,813	$45,823	$49,089	$40,620
Loss before income tax benefit	(225,480)	(22,071)	(12,757)	(22,578)
Net loss	(224,895)	(22,071)	(12,757)	(22,578)
Comprehensive loss	(237,007)	(24,281)	(15,602)	(22,580)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of May 11, 2006, among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc. and Peter A. Morton (incorporated by reference to Exhibit 2.1 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.2
First Amendment to Agreement and Plan of Merger, dated as of January 31, 2007, among Morgans Hotel Group Co., MHG HR Acquisition Corp., Hard Rock Hotel, Inc., 510 Development Corporation (solely with respect to Section 1.6 and Section 1.8 thereof) and Peter A. Morton (solely with respect to Section 1.7 thereof) (incorporated by reference to Exhibit 2.1 to Morgans’ Current Report on Form 8-K filed on February 6, 2007)

2.3
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of May 11, 2006, between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 10.1 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.4
First Amendment to Purchase Agreement, dated as of February 2, 2007, between Morgans Group LLC and PM Realty, LLC (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

2.5
Purchase and Sale Agreement and Joint Escrow Instructions dated as of May 11, 2006, between Morgans Group LLC and Red, White and Blue Pictures, Inc. (incorporated by reference to Exhibit 10.2 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

2.6
Purchase and Sale Agreement, dated as of May 11, 2006, between Morgans Group LLC and HR Condominium Investors (Vegas), L.L.C. (incorporated by reference to Exhibit 10.3 to Morgans’ Current Report on Form 8-K filed on May 17, 2006)

3.1
Certificate of Formation of Hard Rock Hotel Holdings, LLC, dated as of January 16, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

3.2
Second Amended and Restated Limited Liability Company Agreement of Hard Rock Hotel Holdings, LLC, dated as of May 30, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 4, 2008)

3.3
Amendment Agreement, dated as of August 1, 2008, among DLJ MB IV HRH, LLC, DLJ Merchant Banking Partners IV, L.P., DLJMB HRH VoteCo, LLC, Morgans Hotel Group Co. and Morgans Group LLC (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008)

10.1
Third Amended and Restated Loan Agreement, dated as of December 24, 2009, between HRHH Development, LLC, HRHH Cafe, LLC, HRHH Hotel/Casino, LLC, HRHH IP, LLC and HRHH Gaming, LLC, as borrowers, and Vegas HR Private Limited, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2009)

EXHIBIT
NUMBER		DESCRIPTION
10.2
First Amended and Restated First Mezzanine Loan Agreement, dated as of December 24, 2009, between HRHH Gaming Senior Mezz, LLC and HRHH JV Senior Mezz, LLC, as borrowers, and Brookfield Financial, LLC — Series B, as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 31, 2009)

10.3
First Amended and Restated Second Mezzanine Loan Agreement, dated as of December 24, 2009, between HRHH Gaming Junior Mezz, LLC and HRHH JV Junior Mezz, LLC, as borrowers, and NRFC WA Holdings, LLC, as lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 31, 2009)

10.4
First Amended and Restated Third Mezzanine Loan Agreement, dated as of December 24, 2009, between HRHH Gaming Junior Mezz Two, LLC and HRHH JV Junior Mezz Two, LLC, as borrowers, and Hard Rock Mezz Holdings LLC, as lender (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 31, 2009)

10.9	*
Letter Agreement, dated September 21, 2006, between Morgans Hotel Group Management LLC and Andrew A. Kwasniewski (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.10
Letter Agreement, dated October 1, 2007, between Morgans Hotel Group Management LLC and Andrew A. Kwasniewski (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.11
Letter, dated October 24, 2008, from Morgans Hotel Group Co. and DLJ Merchant Banking Partners to Andrew A. Kwasniewski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2008)

10.12	*	Letter, dated July 17, 2009, from Morgans Hotel Group Co. and DLJ Merchant Banking Partners to Andrew A. Kwasniewski

10.13
Letter Agreement, dated December 26, 2006, between Morgans Hotel Group Management LLC and Arnold D. Boswell (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed on December 20, 2007)

10.14		Morgans Hotel Group Co. 2006 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Morgans’ Annual Report on Form 10-K for the year ended December 31, 2005)

10.15		Morgans Hotel Group Co. 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Morgans’ Current Report on Form 8-K filed on May 22, 2007)

10.16
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

EXHIBIT
NUMBER	DESCRIPTION
10.19
Construction Management and General Contractor’s Agreement, dated as of February 22, 2008, between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008)

10.20
First Amendment to Construction Management and General Contractor’s Agreement, dated as of March 11, 2008, between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008)

10.21
Second Amendment to Construction Management and General Contractor’s Agreement, dated as of April 23, 2008, between HRHH Hotel/Casino, LLC and HRHH Development, LLC, as owners, and M.J. Dean Construction, Inc., as contractor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2008)

10.22
Loan Agreement, dated as of August 1, 2008, between HRHH Development Transferee, LLC, as borrower, and Column Financial, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008)

10.23
First Amendment to Loan Agreement, dated as of November 10, 2008, between HRHH Development Transferee, LLC, as borrower, and Column Financial, Inc., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2008)

10.24
Second Amendment to Loan Agreement, dated as of December 24, 2009, between HRHH Development Transferee, as borrower, and Eastern Capital Fund I SPE (Vegas Paradise) LLC, as lender (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 31, 2009)

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

EXHIBIT
NUMBER		DESCRIPTION
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

21.1	*	Subsidiaries of the Registrant

31.1	*	Certification of the Company’s President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Hard Rock Hotel, Inc’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*
Certification of the Company’s President pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company

32.2	*
Certification of Hard Rock Hotel, Inc’s Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company

*	Filed herewith.