Form 10-Q
period 2010-03-31
Hard Rock Hotel Holdings, LLC
filed 2010-05-07
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010
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

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission, or SEC, which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued downturns in economic and market conditions, particularly levels of spending in the hotel, resort and casino industry; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters, such as earthquakes and floods; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
References in this report to “Company,” “we,” “our,” or “us” refer to Hard Rock Hotel Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Mar 31, 2010	Dec 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,651	$12,277
Accounts receivable, net	13,202	11,259
Inventories	3,025	3,062
Prepaid expenses and other current assets	5,290	3,631
Related party receivable	4	2
Restricted cash	22,517	66,349

Total current assets	57,689	96,580
Property and equipment, net of accumulated depreciation and amortization	1,159,790	1,151,839
Intangible assets, net	48,027	49,007
Deferred financing costs, net	1,975	3,656
Interest rate caps, at fair value	249	—

TOTAL ASSETS	$1,267,730	$1,301,082

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$9,893	$9,954
Construction related payables	29,266	51,905
Related party payables	7,117	6,010
Accrued expenses	27,471	27,774
Interest payable	9,063	2,585
Short term deferred tax liability	1,739	1,739

Total current liabilities	84,549	99,967

Long term deferred tax liability	55,114	55,114
Long-term debt	1,219,474	1,210,874

Total long-term liabilities	1,274,588	1,265,988

Total liabilities	1,359,137	1,365,955

Commitments and Contingencies (see Note 5)
Members’ deficit:
Paid-in capital	500,218	500,218
Accumulated other comprehensive loss	(746)	(2,311)
Accumulated deficit	(590,879)	(562,780)

Total members’ deficit	(91,407)	(64,873)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$1,267,730	$1,301,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Quarter Ended
	Mar 31, 2010	Mar 31, 2009
Revenues:
Casino	$19,019	$12,311
Lodging	11,921	7,039
Food and beverage	21,725	12,207
Retail	1,032	1,083
Other income	6,943	2,277

Gross revenues	60,640	34,917
Less: promotional allowances	(6,481)	(4,932)

Net revenues	54,159	29,985

Costs and expenses:
Casino	13,181	10,184
Lodging	3,929	1,339
Food and beverage	11,916	7,467
Retail	628	528
Other	4,904	1,825
Marketing	1,798	1,183
Fees and expense reimbursements — related party	2,044	1,179
General and administrative	10,131	6,352
Depreciation and amortization	14,291	5,497
Gain on disposal of assets	(2)	(3)
Pre-opening	437	1,410

Total costs and expenses	63,257	36,961

Loss from operations	(9,098)	(6,976)

Other income (expense):
Interest income	1	255
Interest expense, net of capitalized interest	(19,002)	(19,952)

Other expenses, net	(19,001)	(19,697)

Net loss	(28,099)	(26,673)
Other comprehensive income:
Interest rate cap fair market value adjustment, net of tax	1,565	2,341

Comprehensive loss	$(26,534)	$(24,332)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(28,099)	$(26,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,311	4,109
Provision for losses on accounts receivable	(4,351)	159
Amortization of loan fees and costs	1,680	5,398
Amortization of intangibles	980	1,388
Change in fair value of interest rate caps, net of premium amortization included in net loss	1,316	2,443
Gain on sale of assets	(2)	(3)
(Increase) decrease in assets:
Accounts receivable	2,408	(1,895)
Inventories	37	47
Prepaid expenses	(1,659)	(681)
Related party receivable	(2)	213
Increase (decrease) in liabilities:
Accounts payable	(61)	620
Related party payable	1,107	1,175
Accrued interest payable	6,478	10
Other accrued liabilities	(303)	2,525

Net cash used in operating activities	(7,160)	(11,165)

Cash flow from investing activities:
Purchases of property and equipment	(21,260)	(107,807)
Construction payables	(22,638)	13,635
Restricted cash	43,831	(25,372)

Net cash used in investing activities	(67)	(119,544)

Cash flows from financing activities:
Net proceeds from borrowings	8,601	123,211
Capital investment	—	7,703
Financing costs on debt	—	(45)

Net cash provided by financing activities	8,601	130,869

Net increase in cash and cash equivalents	1,374	160
Cash and cash equivalents, beginning of period	12,277	10,148

Cash and cash equivalents, end of period	$13,651	$10,308

Supplemental cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$4,742	$16,196

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest	$—	$4,095

Construction payables	$29,266	$2,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
Basis Of Presentation and Nature of Business
Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Company owns the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock"). DLJMB HRH VoteCo, LLC, DLJ MB IV HRH, LLC and DLJ Merchant Banking Partners IV, L.P., each of which is a member of the Company and an affiliate of DLJMBP, are referred to collectively as the “DLJMB Parties “and Morgans and its affiliate Morgans Group LLC, each of which is also a member of the Company, are referred to collectively as the “Morgans Parties.”
The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made.
The results for the quarter ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Retail and other revenues include retail sales, spa income, sponsorship commissions, estimated income for gaming chips and tokens not expected to be redeemed, payments under tenant leases, license fees and other miscellaneous income at the Hard Rock. Retail and other revenues are recognized at the point in time the sale occurs, when services are provided to the guest, when lease payments, sponsorship commissions or license fees become due under the agreements or the Company determines gaming chips and tokens are not expected to be redeemed.

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

	Quarter Ended
	March 31, 2010	March 31, 2009
Food and beverage	$2,896	$1,961
Lodging	888	656
Other	361	216

Total costs allocated to casino operating costs	$4,145	$2,833

Revenues are recognized net of certain sales incentives in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ ASC”) 605-50, Revenue Recognition, Customer Payments and Incentives (prior authoritative literature: Emerging Issues Task Force consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)) (“FASB ASC 605-50 (EITF 01-9)”). FASB ASC 605-50 (EITF 01-9) requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s revenues are reduced by points redeemed from customers within the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the quarters ended March 31, 2010 and March 31, 2009, the amount of such sales incentives awarded was $5,900 and $14,600, respectively.
Recently Issued And Adopted Accounting Pronouncements
FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 105-10-65 (SFAS No. 168)”), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS No. 168) did not have a material impact on the Company’s consolidated financial statements.
FASB ASC 820-10, (Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”)), was adopted in the first quarter of 2010 by the Company. These provisions of ASU No. 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in our consolidated balance sheets. The adoption did not have a material impact on the Company’s consolidated financial statements or its disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
FASB ASC 855-10, (Accounting Standards Update No. 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”)) was adopted in the first quarter of 2010 by the Company. ASU No. 2010-09 amended ASC 855-10, Subsequent Events — Overall by removing the requirement for an SEC registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, the Company removed the related disclosure from note 2 above and the adoption did not have a material impact on the Company’s consolidated financial statements.

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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship under the hypothetical derivative method, which means that the Company compares the cumulative change in fair value of the actual cap to the cumulative change in fair value of a hypothetical cap having terms that exactly match the critical terms of the hedged transaction. For derivatives that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument are recognized directly in earnings.
The Company’s objective in using derivative instruments is to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31, 2010, the Company used interest rate caps to hedge the variable cash flows associated with its existing variable-rate debt.
In connection with satisfying the conditions to draw on the construction loan provided under its CMBS facility on May 30, 2008, the Company purchased five interest rate cap agreements with an aggregate notional amount of $871.0 million with a LIBOR cap of 2.5%. The aggregate notional amount would have accreted to $1.285 billion over the life of the cap based on the draw schedule for the construction loan. The Company purchased these interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through a cash contribution made by the DLJMB Parties. The Company determined that all five of the caps qualified for hedge accounting and the caps were designated as cash flow hedges.
On September 22, 2008, the Company amended the accretive interest rate cap agreement to adjust its notional amount upward in order to meet a lender-required cap on future debt. In addition, the Company determined that the amended interest rate cap qualified for hedge accounting and, therefore, was designated as a cash flow hedge.
On February 9, 2010, the Company purchased five new interest rate cap agreements with an aggregate notional amount of $1.285 billion with a LIBOR cap of 1.23313%. The Company purchased the new interest rate cap agreements for an amount equal to approximately $1.6 million. These new interest rate cap agreements replaced the interest rate cap agreements described above that expired on February 9, 2010. The Company designated four out of the five interest rate caps for hedge accounting as cash flow hedges. The changes in fair value of the remaining one interest rate cap that does not qualify for hedge accounting are recognized directly in earnings.
As of March 31, 2010, the Company held five interest rate caps as follows (dollar amounts in thousands):

Notional Amount	Type of Instrument	Maturity Date	Strike Rate
$364,811 (1)	Interest Cap	February 9, 2011	1.23%
$595,419 (2)	Interest Cap	February 9, 2011	1.23%
$177,956 (1)	Interest Cap	February 9, 2011	1.23%
$88,978 (1)	Interest Cap	February 9, 2011	1.23%
$57,836 (1)	Interest Cap	February 9, 2011	1.23%

(1)	The Company has determined that the derivative qualifies for hedge accounting.

(2)	The Company has determined that the derivative does not qualify for hedge accounting.

Four of the derivative instruments have been designated as hedges according to FASB ASC 815-10 (SFAS No. 133) and, accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income in the Company’s consolidated financial statements.
As of March 31, 2010 and December 31, 2009, the total fair value of derivative instruments was $249,000 and $0, respectively. The change in fair value included in comprehensive income for the quarter ended March 31, 2010 and the quarter ended March 31, 2009 was $1.6 million and $2.3 million, net of premium amortization, respectively. Amounts reported in accumulated other comprehensive income/loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the quarter ended March 31, 2010 and the quarter ended March 31 2009, the Company expensed $3.0 million and $2.4 million to interest expense accumulated in other comprehensive income and attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively.
CMBS Facility
CMBS Facility. In connection with the Company’s acquisition of the Hard Rock, it entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities (“CMBS”) market. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock. As of March 31, 2010, the Company had drawn $500.6 million under the construction loan. Although the expansion project has been completed, the Company anticipates drawing additional amounts from the construction loan under the CMBS facility as the Company completes its review of the delivered work authorization orders and fulfills outstanding commitments. The financing incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). The loan agreements under the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. The Company has evaluated these requirements and determined that it was in compliance as of March 31, 2010.
Fair Value of Financial Instruments
FASB ASC 820-10 (SFAS No. 157) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 (SFAS No. 157) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied FASB ASC 820-10 (SFAS 157) to recognize the asset related to its derivative instruments at fair value and considers the changes in the creditworthiness of the Company and its counterparties in determining any credit valuation adjustments.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2010, the total value of the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets is approximately $0.2 million.
Although the Company has determined that the majority of the inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or its lenders. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its long-term debt and has determined that the credit valuation adjustments are not significant to the overall valuation of its long-term debt. As a result, the Company has determined that its long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2010, the total fair value of the Company’s long-term debt valued under FASB ASC 820-10 (SFAS No. 157) does not materially differ from its carrying value of approximately $1.2 billion.
2. INVENTORIES
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Retail merchandise	$1,148	$1,068
Restaurants and bars	1,601	1,769
Other inventory and operating supplies	276	225

Total inventories	$3,025	$3,062

3. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$351,250	$351,250
Buildings and improvements	567,891	461,176
Furniture, fixtures and equipment	128,741	105,087
Memorabilia	4,313	4,267

Subtotal	1,052,195	921,780
Less accumulated depreciation and amortization	(58,361)	(45,049)
Construction in process	165,956	275,108

Total property and equipment, net	$1,159,790	$1,151,839

Depreciation and amortization relating to property and equipment was $13.3 million and $4.1 million for the quarters ended March 31, 2010 and March 31, 2009, respectively. Interest capitalized to construction in process was $0 and $4.1 million for the quarters ended March 31, 2010 and March 31, 2009, respectively.
4. AGREEMENTS WITH RELATED PARTIES
Management Agreement
Engagement of Morgans Management. The Company’s subsidiaries, HRHH Hotel/Casino, LLC, HRHH Development, LLC and HRHH Cafe, LLC, have entered into an Amended and Restated Property Management Agreement, dated as of May 30, 2008, (the “Management Agreement”) with Morgans Hotel Group Management LLC (“Morgans Management”), pursuant to which the Company has engaged Morgans Management as (i) the exclusive operator and manager of the Hard Rock (excluding the operation of the gaming facilities which are operated by the Company’s subsidiary, HRHH Gaming, LLC) and (ii) the asset manager of the approximately 23-acre parcel adjacent to the Hard Rock and the land on which the Hard Rock Cafe restaurant is situated (which is subject to a lease between the Company’s subsidiary, HRHH Cafe, LLC, as landlord, and Hard Rock Cafe International (USA), Inc., as tenant).
Term; Termination Fee. The Management Agreement originally commenced on February 2, 2007 and has an initial term of 20 years. Morgans Management may elect to extend this initial term for two additional 10-year periods. The Management Agreement provides certain termination rights for the Company and Morgans Management. Morgans Management may be entitled to a termination fee if such a termination occurs in connection with a sale of the Company or the hotel at the Hard Rock.
Base Fee, Chain Service Expense Reimbursement and Annual Incentive Fee. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined net non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management was also entitled to receive an annual incentive fee of 10.0% of the “Hotel EBITDA” (as defined in the Management Agreement) in excess of certain threshold amounts, which increased each calendar year. However, as a result of the completion of the expansion project, the amount of such annual incentive fee now is equal to 10% of annual “Hotel EBITDA” in excess of 90% of annual projected post-expansion “EBITDA” of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion), excluding an annual consulting fee payable to DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”) under the JV Agreement. Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.
The Company accrued or paid a base management fee of $1.3 million and $0.7 million and a gaming facilities support fee of $0.2 million and $0.2 million to Morgans Management and accrued or reimbursed it for $0.5 million and $0.3 million of chain services expenses for the quarters ended March 31, 2010 and March 31, 2009, respectively.

Joint Venture Agreement Consulting Fee
Under the Company’s Second Amended and Restated Limited Liability Company Agreement (the “JV Agreement”), subject to certain conditions, the Company is required to pay DLJMB VoteCo (or its designee) a consulting fee of $250,000 each quarter in advance. In the event the Company is not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by its board of directors), then the payment of such fee will be deferred until such time as it may be permitted under such agreement. DLJMB VoteCo is a member of the Company.
Technical Services Agreement
On February 2, 2007, a subsidiary of the Company, HRHH Hotel/Casino, LLC, entered into a Technical Services Agreement with Morgans Management, pursuant to which the Company engaged Morgans Management to provide technical services for the expansion project at the Hard Rock prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarters ended March 31, 2010 and March 31, 2009, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.1 million and $0.1 million, respectively, under the Technical Services Agreement.
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
5. COMMITMENTS AND CONTINGENCIES
Cafe Lease
The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. During the quarter ended March 31, 2010, the Company received $83,000 in rent from the Hard Rock Cafe, which consisted of $45,000 in base rent and $38,000 in percentage rent. The current term of the lease expires on June 30, 2015. Under the lease, the operator has one five-year option to extend the lease, so long as it is not in default at the time of the extension.
Construction Commitments
Hard Rock Expansion Project. The expansion project at the Hard Rock included the addition of approximately 865 guest rooms and suites, approximately 490 of which are in the new Paradise Tower that opened in July 2009 and the remaining 374 of which are in the new all-suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, the Company opened approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and a new and larger The Joint live entertainment venue with a doubled maximum capacity of 4,100. In December 2009, the Company opened approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, Reliquary and a new nightclub, Vanity. The expansion project also included the addition of a new authentic rock lounge, Wasted Space, a new Poker Lounge and upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which were completed in 2008. In March 2010, the Company completed the expansion of the hotel pool, outdoor gaming and additional food and beverage outlets. The Company completed the expansion as scheduled and within the parameters of the original budget. The project is being funded from the Company’s existing debt funding under its CMBS facility.

The Company entered into a construction management and general contractor’s agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which set forth the terms and conditions for M.J. Dean’s work on the expansion project. The contract provides that the project will be broken into multiple phases, each of which is governed by a separate guaranteed maximum price work authorization order. As of March 31, 2010, the Company delivered work authorization orders to M.J. Dean for an aggregate of $560.0 million of work. The work called for under the work authorization orders, covered each significant phase of the expansion project.
The Company also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”), which set forth the terms and conditions pursuant to which PCI constructed the new west pool project at the Hard Rock. The contract included all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertained to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project called for an aggregate of $24.4 million of work. The west pool project opened in March of 2010.
The Company signed construction commitments for an aggregate of approximately $640.7 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. As of March 31, 2010, approximately $91.5 million of these commitments remained outstanding.
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
Legal and Regulatory Proceedings
The Company is a defendant in various other lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2010.
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
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units which included an aggregate award of 300,000 Class C Units to the Company’s former principal executive officer, Andrew A. Kwasniewski, and 60,000 Class C Units to our principal financial officer, Arnold D. Boswell. Each grantee’s award consists of the following three vesting components, which are equally spread and are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the grant date and continuing through December 31, 2010; (ii) a performance-based vesting award that vests with respect to 25% of the units on the date of grant and the remaining 75% of the units based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by the Company’s board of directors. As of March 31, 2010, 15,000 of the 360,000 Class C Units issued to our named executive officers remain unvested.
If a “Sale of the Company” (as defined in the Plan) occurs prior to December 31, 2010 and the grantee remains employed with the Company until the closing of the Sale of the Company, 100% of the remaining outstanding unvested Class C Units covered by the award will vest immediately prior to the closing. Vesting is also accelerated if the grantee’s employment with the Company is terminated without cause (as defined in the grantee’s Award Agreement) or by the grantee for good reason (as defined in the grantee’s Award Agreement). Awards of Class C Units will be forfeited to the extent that the award is not vested as of the date of a termination of the grantee’s employment or to the extent that the award fails to satisfy the performance or milestone targets set forth in the Award Agreement. The entire award, whether vested or unvested, will be forfeited upon a termination of the grantee’s employment for cause (as defined in his or her Aware Agreement). The Award Agreements include a number of restrictions permitted under the Plan, including, without limitation, that the Company will have a right to repurchase any or all vested Class C Units from the holder within a specified period of time following the holder’s termination of employment or December 31, 2010, if later. The repurchase price per unit is determined pursuant to a methodology set forth in the Award Agreement that is intended to approximate the fair market value of a Class C Unit as of the date on which the repurchase right arises.
The Company accounts for share-based compensation in accordance with FASB ASC 718 (SFAS No. 123R). The Class C Units granted during January 2009 are equity classified awards and have a grant date fair value of zero. Accordingly, no compensation expense has been recorded related to these Class C Units.

7. CAPITAL CONTRIBUTIONS BY MEMBERS
During the quarter ended March 31, 2010, the Company’s members did not contribute additional cash or post additional letters of credit to the Company. For the period from the closing of the acquisition of the Hard Rock on February 2, 2007 through March 31, 2010, the DLJMB Parties had contributed an aggregate of $424.4 million in cash and the Morgans Parties had contributed an aggregate of $75.8 million in cash to the Company.
8. SUBSEQUENT EVENTS
None.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of certain factors, including but not limited to, those factors set forth in the section entitled “Forward-Looking Statements” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
We own and operate the Hard Rock, which we believe is a premier destination entertainment resort with a rock music theme. The Hard Rock consists of, among other amenities, three hotel towers with approximately 1,500 stylishly furnished hotel rooms, an approximately 60,000 square-foot uniquely styled casino, a retail store, a jewelry store, a lingerie store, a nightclub, a banquet facility, a concert hall, a beach club, quality restaurants, cocktail lounges and a spa. We believe that we have successfully differentiated the Hard Rock in the Las Vegas hotel, resort and casino market by targeting a predominantly youthful and “hip” customer base, which consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry.
Substantially all of our current business is comprised of our operations at the Hard Rock. For the quarter ended March 31, 2010, our gross revenues were derived 32% from gaming operations, 36% from food and beverage operations, 20% from lodging and 12% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2010, we completed a large-scale expansion project at the Hard Rock. The expansion included the addition of approximately 865 guest rooms and suites, approximately 490 of which are in our new Paradise Tower that opened in July 2009 and the remaining approximately 375 of which are in our new all-suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, we opened approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and a new and larger The Joint live entertainment venue. In December 2009, we opened approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, Reliquary and a new nightclub, Vanity. The expansion project also included the addition of a new authentic rock lounge, Wasted Space, a new Poker Lounge and upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which were completed in 2008. In March 2010, we opened an expanded hotel pool, outdoor gaming and additional food and beverage outlets, which completed the remaining portions of the expansion project on schedule and within the parameters of the original budget.
Due to a number of factors affecting consumers, including continued recessionary conditions in global economies, contracted credit markets, and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that we will continue to experience lower hotel occupancy rates and casino volumes as compared to that of periods prior to the recession. Changes in discretionary consumer spending has resulted in fewer customers visiting, or customers spending less, at our property, which has adversely impacted and may continue to adversely impact our revenues and the availability and cost of credit. The current situation in the world credit markets may adversely impact the availability and cost of credit, which could adversely affect our liquidity, future growth and operations.

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
Results of Operations
The following table presents our consolidated results of operations for the quarters ended March 31, 2010 and March 31, 2009 and the change in such data between the two periods.

	Quarter	Quarter
	Ended	Ended
	Mar 31, 2010	Mar 31, 2009	Change ($)	Change (%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$19,019	$12,311	$6,708	54.5%
Lodging	11,921	7,039	4,882	69.4%
Food and beverage	21,725	12,207	9,518	78.0%
Retail	1,032	1,083	(51)	-4.7%
Other	6,943	2,277	4,666	204.9%

Gross revenues	60,640	34,917	25,723	73.7%
Less: promotional allowances	(6,481)	(4,932)	(1,549)	31.4%

Net revenues	54,159	29,985	24,174	80.6%

	Quarter	Quarter
	Ended	Ended
	Mar 31, 2010	Mar 31, 2009	Change ($)	Change (%)
	(in thousands)
COSTS AND EXPENSES:
Casino	13,181	10,184	(2,997)	-29.4%
Lodging	3,929	1,339	(2,590)	-193.4%
Food and beverage	11,916	7,467	(4,449)	-59.6%
Retail	628	528	(100)	-18.9%
Other	4,904	1,825	(3,079)	-168.7%
Marketing	1,798	1,183	(615)	-52.0%
Fees and expenses — related party	2,044	1,179	(865)	-73.4%
General and administrative	10,131	6,352	(3,779)	-59.5%
Depreciation and amortization	14,291	5,497	(8,794)	-160.0%
Gain on disposal of assets	(2)	(3)	(1)	-33.3%
Pre-opening	437	1,410	973	69.0%

Total costs and expenses	63,257	36,961	(26,296)	-71.1%

LOSS FROM OPERATIONS	(9,098)	(6,976)	(2,122)	-30.4%
Interest income	1	255	(254)	-99.6%
Interest expense, net of capitalized interest	(19,002)	(19,952)	950	4.8%

Net loss	(28,099)	(26,673)	(1,426)	-5.3%
Other comprehensive loss:
Interest rate cap fair market value adjustment, net of tax	1,565	2,341	(776)	-33.1%

Comprehensive loss	$(26,534)	$(24,332)	$(2,202)	-9.0%

Results of Operations for the Quarter Ended March 31, 2010 Compared to Results of Operations for the Quarter Ended March 31, 2009
Net Revenues. Net revenues increased 80.6% for the quarter ended March 31, 2010 to $54.2 million compared to $30.0 million for the quarter ended March 31, 2009. The $24.2 million increase in net revenues was primarily due to a $6.7 million or 54.5% increase in casino revenue, a $4.9 million or 69.4% increase in lodging revenue, a $9.5 million or 78.0% increase in food and beverage revenue and a $4.7 million or 204.9% increase in other revenue. These increases were offset by a $0.1 million or 4.7% decrease in retail revenue and a $1.5 million or 31.4% increase in promotional allowances related to items furnished to guests on a complimentary basis. Management believes the increases in revenues were due to increased customer volumes as a result of completing the expansion project in December 2009, which added approximately 860 guest rooms and doubled the casino floor to approximately 60,000 square feet.
Casino Revenues. The $6.7 million increase in casino revenue was primarily due to a $5.6 million or 65.5% increase in table games revenue and a $1.4 million or 46.7% increase in slot revenue. These increases were slightly offset by a $0.3 million decrease in race and sports revenue, while revenue from the Poker Lounge remained flat period over period. Table games revenues increased $5.6 million from $8.5 million to $14.1 million. Table games drop increased $24.6 million to $90.5 million in the quarter ended March 31, 2010 from $65.9 million in the quarter ended March 31, 2009. Management believes that table games drop increased because of increased customer volume as a result of completing the expansion project as well as an increase in “hosted play” (i.e., players attracted to our casino by casino hosts). Table games hold percentage increased 260 basis points to 15.5% from 12.9%, which was within the expected range of 12% to 16%. The average number of table games in operations increased to 123 tables in 2010 from 81 tables in 2009. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,273 from $1,160, an increase of $114 or 9.8%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended March 31, 2010 was 19.5% compared to 15.9% for the quarter ended March 31, 2009. Slot machine revenues increased $1.4 million from $3.0 million to $4.4 million. Slot machine handle increased $16.9 million from $80.3 million to $97.2 million. Slot machine hold percentage increased to 4.5% from 3.7%, which was within the expected range of 4% to 7%.

The average number of slot machines in operation increased to 838 from 532, an increase of 306 machines or 57.5%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day of $4.36 from $62.60 to $58.24 or 7.0%. Race and sports book revenue decreased $0.3 million due to an increase in race and sports book write and a decrease in hold percentage. The race and sports book write increased $3.4 million to $11.1 million in the quarter ended March 31, 2010 from $7.7 million in the quarter ended March 31, 2009. Race and sports book hold percentage decreased 4.1% to 1.8% from 5.9%, which was below the expected range of four percent to eight percent.
Lodging Revenues. The $4.9 million increase in lodging revenues to $11.9 million was primarily due to an increase in total occupied rooms from 49,422 to 81,954 or 65.8%, as a result of completing the expansion project. Average daily rate increased to $145 from $142 and hotel occupancy decreased to 82.1% from 89.3%. Management believes the decrease in hotel occupancy is a result of the expansion of the number of our rooms and the increase in room inventory in the Las Vegas market.
Food and Beverage Revenues. The $9.5 million increase in food and beverage revenues was primarily due to a $4.0 million increase in Vanity over Body English, which closed January 1, 2010, $1.6 million increase in banquets, a $0.5 million increase in Mr. Lucky’s, a $0.5 million increase in Room Service, a $0.3 million increase in Pink Taco, a $0.2 million increase in the Joint Bar, a $0.1 million increase in Wasted Space, a $0.1 million increase in Starbucks and $1.3 million in revenue from Rare 120, $0.5 million in revenue from Luxe Bar, $0.2 million in revenue from West Pool Bar, and $0.2 million from Midway Bar, which were not open in the quarter ended March 31, 2009. Management believes these increases are a result of increased customer volume as a result of completing the expansion project.
Retail Revenues. Management believes the $0.1 million decrease in retail revenue to $1.0 million resulted from continued general market decline in themed merchandise and the addition of three leased retail outlets within the Hard Rock. Management believes that the increased number of outlets negatively impacted retail revenues, as each competes against the current trend of reduced consumer spending in the Las Vegas market.
Other Revenues. Other revenue increased approximately $4.7 million primarily due to a $2.6 million increase in entertainment revenue, a $0.3 million increase in Reliquary and Rock Spa and a $1.8 million increase in other miscellaneous revenue resulting from retail tenants and licensees. Management believes the increase in entertainment revenue was a result of hosting 18 entertainment events in the quarter ended March 31, 2010 compared to five in the quarter ended March 31, 2009.
Promotional Allowances. Promotional allowances for the quarter ended March 31, 2010 increased $1.5 million or 31.4% from the quarter ended March 31, 2009. This increase is due to additional promotional allowances offered by Vanity and increased promotional activity by the casino marketing staff.
Casino Expenses. Casino expenses for the quarter ended March 31, 2010 increased $3.0 million or 29.4% to $13.2 million from $10.2 million from the quarter ended March 31, 2009. Casino expenses in relation to casino revenues for the quarter ended March 31, 2010 decreased to 69.3% from 82.7% in the quarter ended March 31, 2009. The increase in casino expenses was primarily due to a $1.3 million increase in complimentary expenses, a $0.9 million increase in labor and related expenses, a $0.3 million increase in customer discounts and a $0.5 million increase in taxes and licenses. These increased expenses are a result of completing the expansion project which doubled the size of the casino floor to approximately 60,000 square feet. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectability of such receivables. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.
Lodging Expenses. Lodging costs and expenses for the quarter ended March 31, 2010 increased 193.4% or $2.6 million to $3.9 million from the quarter ended March 31, 2009. Lodging expenses in relation to lodging revenues for the quarter ended March 31, 2010 increased to 33.0% from 19.0% for the quarter ended March 31, 2009 primarily due to a $1.5 million increase in labor and related expenses, a $0.5 million increase in laundry expense, a $0.2 million increase in contract maintenance, a $0.2 million increase in credit card fees, a $0.1 million increase in miscellaneous operating supplies, a $0.2 million increase in complimentary expenses and a $0.1 million increase in travel agent commissions. Management believes these increases are a result of the completion of the expansion project which added two towers with approximately 860 rooms.

Food and Beverage Costs And Expenses. Food and beverage costs and expenses for the quarter ended March 31, 2010 increased by 59.6% or $4.4 million from the quarter ended March 31, 2009. Food and beverage costs and expenses in relation to food and beverage revenues for the quarter ended March 31, 2010 decreased to 54.9% from 61.2% in the quarter ended March 31, 2009. The $4.4 million increase in expenses was primarily due to a $1.7 million increase in cost of sales due to increased revenues, a $2.1 million increase in payroll and related expenses, a $0.9 million increase in complimentary expenses, and a $0.4 million increase in management fees. Management believes these increases are a result of increased customer volume and additional food and beverage outlets as a result of completing the expansion project. However, increased volume resulted in greater expense and operational efficiencies, which lead to improved margins.
Retail Costs and Expenses. Retail costs and expenses for the quarter ended March 31, 2010 increased 18.9% or $0.1 million from the quarter ended March 31, 2009.
Other Costs and Expenses. Other costs and expenses for the quarter ended March 31, 2010 increased 168.7% or $3.0 million from the quarter ended March 31, 2009. Other costs and expenses in relation to other income for the quarter ended March 31, 2010 decreased to 70.6% from 80.1% for the quarter ended March 31, 2009, as a result of the increased revenues from retail tenants and licensees, with limited additional expenses. Concert and event costs for the quarter ended March 31, 2010 increased $2.2 million over the quarter ended March 31, 2009 primarily due to hosting thirteen more concerts and events at the Hard Rock. Payroll and related expenses increased $0.6 million, repair and maintenance expense increased $0.1 million and miscellaneous operating supply expense increased $0.1 million, as we incur additional costs due to the completed expansion project.
Marketing, General and Administrative. Marketing, general and administrative expenses for the quarter ended March 31, 2010 increased 58.3% or $4.4 million from the quarter ended March 31, 2009. Marketing, general and administrative expenses in relation to gross revenues for the quarter ended March 31, 2010 decreased to 19.7% from 21.6% for the quarter ended March 31, 2009, as a result of increased revenues from completing the expansion project. The $4.4 million increase in these expenses was primarily due to a $1.8 million increase in payroll and related expenses, a $0.9 million increase in utilities, a $1.2 million increase in contract maintenance, a $0.3 million increase in advertising and a $0.2 million increase in contract services, as we incur additional costs due to the completed expansion project.
Fee and Expense Reimbursements-Related Party. Management fee-related party expenses for the quarter ended March 31, 2010 increased $0.8 million or 73.4% to $2.0 million from $1.2 million for the quarter ended March 31, 2009. As compensation for managing and operating the Hard Rock (excluding the operation of the gaming facilities) and certain other services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues, including casino rents and all other rental income, and a chain service expense reimbursement. The reimbursement is subject to a cap of 1.5% of defined non-gaming revenues including casino rents and all other income. The increase in related party expenses is a result of an increase in our non-gaming revenues.
Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2010 increased by $8.8 million to $14.3 million from $5.5 million for the quarter ended March 31, 2009. The increase in depreciation is based upon additional assets placed into service as a result of the expansion project.
Interest Income. Interest income for the quarter ended March 31, 2010 decreased by 99.6% or $254,000 to $1,000 from $255,000 for the quarter ended March 31, 2009. The decrease was due to a reduction in the construction reserve accounts as a result of the completion of the expansion project.
Interest Expense. Interest expense for the quarter ended March 31, 2010 decreased 4.8% or $1.0 million to $19.0 million from $20.0 million for the quarter ended March 31, 2009. The decrease reflects the reduction in deferred financing amortization in connection with the acquisition of the CMBS facility. The deferred financing amortization for the acquisition loans under the CMBS facility occurred over the 36 months ending February 2, 2010 at approximately $1.5 million per month. The Company incurred approximately $8.6 million of new debt under the CMBS facility during the quarter ended March 31, 2010. Payments on the new debt under the CMBS facility are based upon LIBOR, plus a spread of 4.25%.

Gain on Disposal of Assets. During the quarter ended March 31, 2010, the Company recorded a $2,000 gain on the disposal of assets, which was related to gaming tables that were sold.
Pre-opening Expenses. Pre-opening expenses for the quarter ended March 31, 2010 decreased $1.0 million or 69% to $0.4 million from $1.4 million for the quarter ended March 31, 2009.
Income Taxes. The Company reported no income tax benefit for the quarter ended March 31, 2010 because it maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under FASB ASC 740-10 (SFAS 109), and as further discussed below. The valuation allowance was established subsequent to the purchase allocation on February 1, 2007 (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
Other Comprehensive Income. For the quarter ended March 31, 2010, the total fair value of derivative instruments that qualify for hedge accounting changed by $0.8 million and is included in other comprehensive income. Amounts reported in accumulated other comprehensive income related to derivative instruments that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Net (Loss) Income. Net loss for the quarter ended March 31, 2010 was $28.1 million compared to a net loss of $26.7 million during the quarter ended March 31, 2009. The increase in net loss was primarily due to the factors described above.
Cash Flows for the Quarter Ended March 31, 2010 Compared to Cash Flows for the Quarter Ended March 31, 2009
Operating Activities. Net cash used by operating activities amounted to $7.2 million for the quarter ended March 31, 2010, compared to $11.2 million for the quarter ended March 31, 2009. The reduction in cash used was primarily due to a decline in interest expense, as a portion of such interest is being deferred and will compound and accrue until either certain cash flow covenants have been met or the maturity date of such loan.
Investing Activities. Net cash used in investing activities amounted to $0.1 million for the quarter ended March 31, 2010, compared to $119.5 million for the quarter ended March 31, 2009. The cash used in investing activities primarily relates to the construction expenses of the expansion project and the change in restricted reserve accounts under the CMBS facility. As a result of completing the expansion project, the investment in new assets has declined.
Financing Activities. Net cash provided by financing activities amounted to $8.6 million for the quarter ended March 31, 2010, compared to $130.9 million for the quarter ended March 31, 2009. The cash provided by financing activities for the quarter ended March 31, 2010, represents an additional $8.6 million of borrowings under the CMBS facility. As a result of completing the expansion project, the construction funding under the CMBS facility has declined.
Liquidity and Capital Resources
As of March 31, 2010, we had approximately $13.7 million in available cash and cash equivalents. As of March 31, 2010, our total long-term debt, including the current portion, was approximately $1.2 billion and our total member’s deficit was approximately $91.4 million.

Potential Sources of Liquidity
CMBS Facility. In connection with our acquisition of the Hard Rock, we entered into a debt financing in the form of a real estate loan in the commercial mortgage-backed securities (“CMBS”) market. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project. As of March 31, 2010, we had drawn $500.6 million under the construction loan. Although the expansion project has been completed, we anticipate drawing additional amounts from the construction loan under the CMBS facility as we complete our review of the delivered work authorization orders and fulfill outstanding commitments. The financing incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). The loan agreements under the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales or assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. We have evaluated these requirements and determined we were in compliance as of March 31, 2010.
Equity Contributions. During the quarter ended March 31, 2010, our members did not contribute additional cash or post additional letters of credit to the Company. As of March 31, 2010, the members had funded all of the required capital contributions needed to fund the equity for the expansion project. The JV Agreement provides that in certain cases DLJMB IV HRH, LLC (“DLJMB IV HRH”) may request that our members make necessary capital contributions contemplated by the operating plans and budgets approved by our board of directors, or in the event of an unexpected shortfall in capital. If we require additional capital with respect to matters approved by our board of directors, DLJMB IV HRH also has the right, without the approval of our board of directors, to determine appropriate sources of such capital in the form of debt or equity financing. Such financing must be funded either by third parties who are not specified competitors of Morgans or our existing members or their affiliates on fair market terms (as determined by our board of directors, or, in some cases by a written appraisal or fairness opinion).
Liquidity Requirements
On February 22, 2008, we entered into a construction management and general contractor’s agreement with M.J. Dean Corporation Inc. (“MJ Dean”), which set forth the terms and conditions for MJ Dean’s work on the expansion project. The agreement provides that the project is broken into multiple phases, each of which is governed by a separate guaranteed maximum price work authorization order. As of March 31, 2010, we delivered work authorization orders to MJ Dean for an aggregate of $560.0 million of work. The work called for under the work authorization orders covered each significant phase of the expansion project.
We also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”), which set forth the terms and conditions pursuant to which PCI constructed the new west pool project at the Hard Rock. The agreement included all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertains to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project called for an aggregate of $24.4 million of work. The west pool project opened in March 2010.
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
We expect our short-term liquidity requirements for the next 12 months to include (a) expenditures of $92 million (of the total budgeted amount of $760 million) for the expansion and renovation project at the Hard Rock and (b) additional expenses of three percent of our gross revenues for replacements and refurbishments at the Hard Rock.

As of March 31, 2010, we had signed construction commitments for an aggregate of approximately $640.7 million, which consisted of commitments to MJ Dean and for other items related to the expansion and renovation of the Hard Rock. Substantially all of these commitments are expected to be expended during the year ending December 31, 2010. As of March 31, 2010, we had incurred approximately $549.2 million in project costs under our construction commitments and had $91.5 million remaining commitments outstanding.
We expect to meet our short-term liquidity needs through existing working capital, debt funding under the CMBS facility and, if needed, capital contributions from our members. Management anticipates we will not return to a positive cash position, at the earliest until the economic environment has improved from its current condition. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements.
In addition, gaming regulators require that we maintain a certain amount of cash on hand for our gaming operations. Under the CMBS facility, we established a cash management account to hold the cash that we generate from our operations. This account is under the sole control of the lenders under the CMBS facility, which has a first priority security interest in the account and any amounts on deposit therein. The terms of the CMBS facility govern the use of amounts on deposit in the account, and condition our ability to receive such amounts on the satisfaction of other payments required by the CMBS facility.
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
Contractual Obligations and Commitments
We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the quarter ended March 31, 2010, we signed additional construction commitments bringing the aggregate amount up to approximately $640.7 million, which consists of commitments to MJ Dean and for other items related to the expansion and renovation of the Hard Rock.

Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to our CMBS facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our CMBS facility requires us to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds be set aside in restricted cash. As of March 31, 2010, $1.4 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
In addition, we are also obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. On the closing date of our acquisition of the Hard Rock, we deposited $45 million into an interest reserve fund to be held as additional collateral under the CMBS facility for the payment of interest expense shortfalls and in December 2009 we deposited an additional $1.0 million into the interest reserve fund. The lenders under the CMBS facility will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under the CMBS facility. As of March 31, 2010, $7.1 million was available in restricted cash reserves in the interest reserve fund.
At the applicable lenders’ option, the unfunded portion of the construction loan under the CMBS facility may be advanced and deposited with the lenders in an account referred to as the "construction loan reserve account.” The funds in the construction loan reserve account shall be disbursed when we are entitled to a construction loan advance from the construction loan. We may elect, at our option, to receive a disbursement from the construction loan reserve account in lieu of a construction loan advance, to the extent funds are available in the construction loan reserve account. As of March 31, 2010, $1.5 million was available in restricted cash reserves in the construction loan reserve account.
In addition, we are also obligated to maintain reserve funds for interest expense and property tax as determined pursuant to the land acquisition loan. The lenders will make disbursements from the interest and property tax reserve funds upon our satisfaction of conditions to disbursement under the land acquisition loan. As of March 31, 2010, $4.1 million and $0.7 million was available in restricted cash reserves in the interest and property tax reserve funds, respectively.
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
On February 9, 2010, we purchased five new interest rate cap agreements with an aggregate notional amount of $1.285 billion with a LIBOR cap of 1.23313%. We purchased the new interest rate cap agreements for an amount equal to approximately $1.6 million. We determined that four out of the five interest rate caps qualify for hedge accounting and the caps are designated as cash flow hedges. The changes in fair value of the remaining interest rate cap that does not qualify for hedge accounting are recognized directly in earnings.
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
Impairment of Intangible Assets and Other Long-lived Assets
We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of FASB ASC 350 (prior authoritative literature: SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, (“SFAS No. 142”)), related to goodwill and other intangible assets and of FASB ASC 360-10 (prior authoritative literature : SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144")), related to possible impairment of or disposal of long-lived assets. For goodwill and indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.
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
Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. The Company performs its annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. While certain of the inputs used in our valuation model for assessing the value relative to our indefinite-lived intangible assets potentially constitute Level 2 inputs (observable inputs), we often apply adjustments to the inputs, and, thus, render those inputs as Level 3 (unobservable inputs). As a result, the majority of our inputs used in our valuation model constitute Level 3 inputs. No significant events occurred during the quarter ended March 31, 2010 that would indicate impairment exists.

Non-financial assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for non-financial assets in the fourth quarter of each fiscal year. Most of the inputs used in our valuation model for assessing the value relative to our non-financial assets constitute Level 2 inputs. No significant events occurred during the quarter ended March 31, 2010 that would indicate impairment exists.
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
Derivative Instruments and Hedging Activities
We manage risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our variable rate debt. FASB ASC 815-10, Derivatives and Hedging (prior authoritative literature: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended and interpreted) (“FASB ASC 815-10 (SFAS No. 133)”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB ASC 815-10 (SFAS No. 133), we record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate caps as part of its cash flow hedging strategy. During the quarter ended March 31, 2010, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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

Fair Value Measurements
FASB ASC 820-10, Fair Value Measurements and Disclosures (prior authoritative literature: SFAS No. 157, Fair Value Measurements , issued September 2006) (“FASB ASC 820-10 (SFAS No. 157)”), emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 (SFAS No. 157) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). We have applied FASB ASC 820-10 (SFAS No. 157) to recognize the liability related to our derivative instruments at fair value to consider the changes in our creditworthiness and the creditworthiness of our counterparties in determining any credit valuation adjustments.
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
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or any of our counterparties. However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2010, there was no value in the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets.
Although we have determined that the majority of the inputs used to value our long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or our lenders. However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our long-term debt and have determined that the credit valuation adjustments are not significant to the overall valuation of our long-term debt. As a result, we have determined that our long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2010, the total fair value of our long-term debt valued under FASB ASC 820-10 (SFAS No. 157) did not materially differ from its carrying value of approximately $1.2 billion.

Share-Based Payments
Our only share-based award activity is the grant of Class C Units of the Company to certain executive officers and other employees. Under FASB ASC 718-10, Compensation (prior authoritative literature: SFAS No. 123R, Share-Based Payment), at January 14, 2009, the Class C Units were valued at zero as their value is subordinate to the capital contributions of our other members and all of our outstanding debt, which currently exceeds the fair market value of the Company. The Class C Units contain certain vesting conditions, including time thresholds, our attainment of performance targets and our completion of milestones related to our expansion project. As of March 31, 2010, no GAAP expense has been recorded for the Class C Units. No taxable event occurs with respect to the Class C Units until they fully vest and are available to the respective grantee.
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
We use estimates related to cash flow projections for the application of ASC 740 to the realization of deferred income tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events, including changes to the regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earnings and losses. Our management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended March 31, 2010, we maintained a valuation allowance equal to our “Net Deferred Tax Assets.
On January 1, 2007, we adopted the provisions of FASB ASC 740-10 (formerly Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109). As of December 31, 2009 and March 31, 2010, we had zero unrecognized tax benefits. We do not believe we will have any material changes in our unrecognized tax positions over the next 12 months. We do not have any interest or penalties associated with any unrecognized tax benefits.
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
FASB ASC 820-10, (Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”)), was adopted in the first quarter of 2010 by us. These provisions of ASU No. 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in our consolidated balance sheets. The adoption did not have a material impact on our consolidated financial statements or our disclosures, as we did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
FASB ASC 855-10, (Accounting Standards Update No. 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”)) was adopted in the first quarter of 2010 by tus. ASU No. 2010-09 amended ASC 855-10, Subsequent Events — Overall by removing the requirement for an SEC registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the related disclosure from note 2 to our consolidated financial statements in this report and the adoption did not have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our loan agreements have a variable interest rate. We are therefore most vulnerable to changes in short-term U.S. prime interest rates. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2010, our total outstanding debt, including the current portion, was approximately $1.2 billion, all of which was variable rate debt. We have entered into hedge agreements for our CMBS facility that cap LIBOR at 2.5%. These interest rate caps expired on February 9, 2010. On February 9, 2010, we purchased five new interest rate cap agreements with an aggregate notional amount of $1.285 billion with a LIBOR cap of 1.23313%. We purchased the new interest rate cap agreements for an amount equal to approximately $1.6 million. At March 31, 2010, the LIBOR index rate applicable to us was 0.23% thereby making the caps for the CMBS facility out of the money. Subject to the caps, as of March 31, 2010, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.5 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.5 million.

Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures. Our management, with the participation of the President of the Company and the Chief Financial Officer of HRHI, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the President and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. The President and Chief Financial Officer have concluded the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is a defendant in various other lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of March 31, 2010.
Item 1A. Risk Factors.
We believe the economic drivers that impact underlying destination resort fundamentals, such as growth in gross domestic product, business investment and employment, are likely to remain weak in 2010. The expected weakness in these drivers may significantly negatively impact revenues in future periods.
In addition to the other information set forth in this report, you should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of the Company’s President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION
32.1*
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

HARD ROCK HOTEL HOLDINGS, LLC
May 7, 2010	By:	/S/ FRED J. KLEISNER
		Name:	Fred J. Kleisner
		Title:	President

May 7, 2010	By:	/S/ ARNOLD D. BOSWELL
		Name:	Arnold D. Boswell
		Title:	Chief Financial Officer of HRHI

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of the Company’s President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

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