Form 10-Q
period 2010-06-30
Hard Rock Hotel Holdings, LLC
filed 2010-08-09
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued downturns in economic and market conditions, particularly levels of spending in the hotel, resort and casino industry; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters, such as earthquakes and floods; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequently filed Quarterly Reports on Form 10-Q in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
References in this report to “Company,” “we,” “our,” or “us” refer to Hard Rock Hotel Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2010	Dec 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,910	$12,277
Accounts receivable, net	13,858	11,259
Inventories	3,138	3,062
Prepaid expenses and other current assets	3,106	3,631
Related party receivable	9	2
Restricted cash	51,010	66,349

Total current assets	85,031	96,580
Property and equipment, net of accumulated depreciation and amortization	1,180,910	1,151,839
Intangible assets, net	47,134	49,007
Deferred financing costs, net	2,574	3,656
Interest rate caps, at fair value	60	—

TOTAL ASSETS	$1,315,709	$1,301,082

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$12,870	$9,954
Construction related payables	2,733	51,905
Related party payables	6,634	6,010
Accrued expenses	30,358	27,774
Interest payable	12,140	2,585
Short term deferred tax liability	1,739	1,739

Total current liabilities	66,474	99,967

Long term deferred tax liability	55,366	55,114
Long-term debt	1,305,910	1,210,874

Total long-term liabilities	1,361,276	1,265,988

Total liabilities	1,427,750	1,365,955

Commitments and Contingencies (see Note 5)
Members’ deficit:
Paid-in capital	500,218	500,218
Accumulated other comprehensive loss	(839)	(2,311)
Accumulated deficit	(611,420)	(562,780)

Total members’ deficit	(112,041)	(64,873)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$1,315,709	$1,301,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Quarter	Quarter	Six Month Period	Six Month Period
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Casino	$13,496	$12,548	$32,516	$24,859
Lodging	16,412	8,803	28,333	15,842
Food and beverage	31,621	21,391	53,345	33,598
Retail	1,297	1,539	2,329	2,622
Other income	8,617	10,107	15,560	12,384

Gross revenues	71,443	54,388	132,083	89,305

Less: promotional allowances	(6,798)	(7,252)	(13,280)	(12,184)

Net revenues	64,645	47,136	118,803	77,121

Costs and expenses:
Casino	12,296	9,634	25,381	19,818
Lodging	4,949	1,566	8,891	2,905
Food and beverage	16,201	10,578	28,202	18,045
Retail	822	928	1,453	1,456
Other	6,684	5,629	11,583	7,454
Marketing	2,459	715	4,257	1,898
Fees and expense reimbursements – related party	2,916	2,109	4,960	3,288
General and administrative	10,582	7,375	20,714	13,727
Depreciation and amortization	11,237	4,876	25,528	10,373
Loss on disposal of assets	3	3	1	—
Pre-opening	275	4,737	712	6,147

Total costs and expenses	68,424	48,150	131,682	85,111

Loss From Operations	(3,779)	(1,014)	(12,879)	(7,990)

Other income (expense):
Interest income	3	66	4	321
Interest expense, net of capitalized interest	(16,510)	(20,115)	(35,513)	(40,067)

Other expenses, net	(16,507)	(20,049)	(35,509)	(39,746)

Net loss before income tax expense	(20,286)	(21,063)	(48,388)	(47,736)
Income tax expense	252	—	252	—

Net loss	(20,538)	(21,063)	(48,640)	(47,736)
Other comprehensive loss:
Interest rate cap fair market value adjustment, net of tax	(93)	3,557	1,472	5,898

Comprehensive loss	$(20,631)	$(17,506)	$(47,168)	$(41,838)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Month Period	Six Month Period
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(48,640)	$(47,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,655	7,834
Provision for (write off of) losses on accounts receivable	(3,797)	123
Amortization of loan fees and costs	1,970	10,800
Amortization of intangibles	1,873	2,539
Change in value of interest rate caps net of premium amortization included in net loss	1,412	6,001
Loss on sale of assets	1	—
Increase in deferred income taxes	252	—
(Increase) decrease in assets:
Accounts receivable	1,198	(4,915)
Inventories	(76)	150
Prepaid expenses	525	(167)
Related party receivable	(7)	278
Increase (decrease) in liabilities:
Accounts payable	2,916	3,729
Related party payables	624	3,026
Accrued interest payable	9,555	(276)
Other accrued liabilities	2,584	3,520

Net cash used in operating activities	(5,955)	(15,094)

Cash flows from investing activities:
Purchases of property and equipment	(52,727)	(224,261)
Construction payables	(49,172)	(30,684)
Restricted cash	15,339	138,485

Net cash used in investing activities	(86,560)	(116,460)

Cash flows from financing activities:
Net proceeds from borrowings	95,036	123,211
Capital investment	—	11,203
Financing costs on debt	(888)	(45)

Net cash provided by financing activities	94,148	134,369

Net increase in cash and cash equivalents	1,633	2,815
Cash and cash equivalents, beginning of period	12,277	10,148

Cash and cash equivalents, end of period	$13,910	$12,963

Supplemental cash flow information
Cash paid during the period for interest, net of amounts capitalized	$13,998	$32,884

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest	$—	$9,342

Construction payables	$2,733	$(38,277)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Nature of Business
Hard Rock Hotel Holdings, LLC (the “Company”) is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI” ), a Nevada corporation incorporated on August 30, 1993, and certain related assets. The Company owns the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock”). DLJMB HRH VoteCo, LLC, DLJ MB IV HRH, LLC and DLJ Merchant Banking Partners IV, L.P., each of which is a member of the Company and an affiliate of DLJMBP, are referred to collectively as the “DLJMB Parties” and Morgans and its affiliate Morgans Group LLC, each of which is also a member of the Company, are referred to collectively as the “Morgans Parties.”
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
The results for the quarter ended and six month period ended June 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Lodging revenues are derived from rooms and suites rented to guests and include related revenues for telephones, movies and other room amenities. Room revenue is recognized at the time the room or service is provided to the guest.
Food and beverage revenues are derived from sales in the food and beverage outlets located at the Hard Rock, including restaurants, room service, banquets and a nightclub. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.
Retail and other revenues include retail sales, spa income, sponsorship income and commissions, estimated income for gaming chips and tokens not expected to be redeemed, payments under tenant leases, license fees and other miscellaneous income at the Hard Rock. Retail and other revenues are recognized at the point in time the sale occurs, when services are provided to the guest, when lease payments, sponsorship commissions or license fees become due under the agreements or the Company determines gaming chips and tokens are not expected to be redeemed.

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

			Six Month	Six Month
	Quarter Ended	Quarter Ended	Period Ended	Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Food and beverage	$2,256	$1,808	$5,152	$3,769
Lodging	851	551	1,739	1,207
Other	501	1,260	862	1,476

Total costs allocated to casino operating costs	$3,608	$3,619	$7,753	$6,452

Revenues are recognized net of certain sales incentives in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition, Customer Payments and Incentives (prior authoritative literature: Emerging Issues Task Force consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products )) (“FASB ASC 605-50 (EITF 01-9)”). FASB ASC 605-50 (EITF 01-9) requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s revenues are reduced by points redeemed from customers within the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the six month period and the quarter ended June 30, 2010, the amount of such sales incentives awarded was $8,800 and $2,900, respectively. For the six month period and the quarter ended June 30, 2009, the amount of such sales incentives awarded was $34,000 and $19,000, respectively.
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
FASB ASC 820-10, (Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”)), was adopted in the first quarter of 2010 by the Company. The provisions of ASU No. 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in our consolidated balance sheets. The adoption did not have a material impact on the Company’s consolidated financial statements or its disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
FASB ASC 855-10, (Accounting Standards Update No. 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”)) was adopted in the first quarter of 2010 by the Company. ASU No. 2010-09 amended ASC 855-10, Subsequent Events — Overall by removing the requirement for an SEC registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, the Company removed the related disclosure and the adoption did not have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The authoritative guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability and charge a jackpot (or portion thereof) to revenue at the time the company has the obligation to pay the jackpot. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. Base jackpots are currently not accrued for by the Company until it has the obligation to pay such jackpots. As such, the application of this guidance will not have a material effect on the Company‘s financial condition, results of operations or cash flows.

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
The Company’s objective in using derivative instruments is to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount. During the six month period ended June 30, 2010, the Company used interest rate caps to hedge the variable cash flows associated with its existing variable-rate debt.
In connection with satisfying the conditions to draw on the construction loan provided under its commercial mortgage-backed securities (“CMBS”) facility on May 30, 2008, the Company purchased five interest rate cap agreements with an aggregate notional amount of $871.0 million with a LIBOR cap of 2.5%. Under one of the interest rate cap agreements, the aggregate notional amount would have accreted over the life of the cap based on the draw schedule for the construction loan so that the aggregate notional amount of all of the caps would have been equal to $1.285 billion. The Company purchased these interest rate cap agreements for an amount equal to approximately $19.1 million, which was funded through a cash contribution made by the DLJMB Parties. The Company determined that all five of the caps qualified for hedge accounting and the caps were designated as cash flow hedges.
On September 22, 2008, the Company amended the accreting interest rate cap agreement to adjust its notional amount upward in order to meet a lender-required cap on future debt. In addition, the Company determined that the amended interest rate cap qualified for hedge accounting and, therefore, was designated as a cash flow hedge.
On February 9, 2010, the Company purchased five new interest rate cap agreements with an aggregate notional amount of $1.285 billion with a LIBOR cap of 1.23313%. The Company purchased the new interest rate cap agreements for an amount equal to approximately $1.6 million. These new interest rate cap agreements replaced the interest rate cap agreements described above which expired on February 9, 2010. The Company designated four out of the five interest rate caps for hedge accounting as cash flow hedges. The changes in fair value of the remaining one interest rate cap that does not qualify for hedge accounting are recognized directly in earnings.
As of June 30, 2010, the Company held five interest rate caps as follows (amounts in thousands):

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

As of June 30, 2010 and December 31, 2009, the total fair value of derivative instruments was $60,000 and $0, respectively. The change in fair value included in comprehensive income for the quarters ended June 30, 2010 and 2009 was $0.1 million and $3.6 million, net of premium amortization, respectively, and the change in fair value included in comprehensive income for the six month periods ended June 30, 2010 and 2009 was $1.5 million and $5.9 million, net of premium amortization, respectively. Amounts reported in accumulated other comprehensive income/loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the quarters ended June 30, 2010 and 2009, the Company expensed $0 and $3.0 million to interest expense accumulated in other comprehensive income and attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively. For the six month periods ended June 30, 2010 and 2009, the Company expensed $3.0 million and $6.0 million to interest expense accumulated in other comprehensive income and attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively.
CMBS Facility
In connection with the Company’s acquisition of the Hard Rock, it entered into a debt financing in the form of a real estate loan in the CMBS market. The CMBS facility provides for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock and an acquisition loan of $760.0 million which we used to pay a portion of the purchase price and costs and expenses for our acquisition of the Hard Rock and related assets. As of June 30, 2010, the Company had fully drawn the $620.0 million under the construction loan. In conjunction with fully drawing the construction loan, the Company paid down $32.9 million of the acquisition loan, paid $0.8 million in exit fees, funded $3.6 million into the interest reserve, funded $20.0 million into a general reserve account and $11.3 million into an equity/accrual subaccount, as required under the loan agreement. The equity accrual subaccount holds amounts funded into the general reserve in excess of $20 million at any time. If a debt service coverage ratio of 1.2:1 is satisfied, then the amounts held in such account will be released to make certain payments to the DLJMB Parties on account of their equity contributions to the Company. If the debt service coverage ratio is not satisfied within one year from the date of the deposits into the equity accrual/subaccount, then such amounts may be used to repay the mortgage loan. The current maturity date of the $1.3 billion outstanding under the CMBS facility is February 9, 2011, with three one-year options to extend the maturity date provided that we satisfy certain conditions.
The financing incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). The loan agreements under the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. The Company has evaluated these requirements and determined that it was in compliance as of June 30, 2010.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2010, the total value of the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets is approximately $0.1 million.
Although the Company has determined that the majority of the inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or its lenders. However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its long-term debt and has determined that the credit valuation adjustments are not significant to the overall valuation of its long-term debt. As a result, the Company has determined that its long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2010, the total fair value of the Company’s long-term debt valued under FASB ASC 820-10 (SFAS No. 157) does not materially differ from its carrying value of approximately $1.3 billion.
2. INVENTORIES
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Retail merchandise	$1,246	$1,068
Restaurants and bars	1,803	1,769
Other inventory and operating supplies	89	225

Total inventories	$3,138	$3,062

3. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$351,250	$351,250
Buildings and improvements	738,843	461,176
Furniture, fixtures and equipment	154,623	105,087
Memorabilia	4,435	4,267

Subtotal	1,249,151	921,780
Less accumulated depreciation and amortization	(68,704)	(45,049)
Construction in process	463	275,108

Total property and equipment, net	$1,180,910	$1,151,839

Depreciation and amortization relating to property and equipment for the six month periods ended June 30, 2010 and 2009 was $23.7 million and $7.8 million, respectively. Capitalized interest included in construction in process for the six month periods ended June 30, 2010 and 2009 was $0 and $9.3 million, respectively.

4. AGREEMENTS WITH RELATED PARTIES
Management Agreement
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
As compensation for its services, Morgans Management receives a management fee equal to 4% of defined net non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management was also entitled to receive an annual incentive fee of 10.0% of the Hotel EBITDA (as defined in the Management Agreement) in excess of certain threshold amounts, which increased each calendar year. However, as a result of the completion of the expansion project at the Hard Rock, the amount of such annual incentive fee now is equal to 10% of annual Hotel EBITDA in excess of 90% of annual projected post-expansion EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the adjacent property (excluding any portion of the adjacent property not being used for the expansion), excluding an annual consulting fee payable to DLJMB HRH VoteCo, LLC (“DLJMB VoteCo”) under the JV Agreement (as defined below). Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.
For the quarters ended June 30, 2010 and 2009, the Company accrued or paid to Morgans Management a base management fee of $2.0 million and $1.4 million and a gaming facilities support fee of $0.2 million and $0.2 million, respectively, and accrued or reimbursed Morgans Management for chain services expenses of $0.8 million and $0.5 million, respectively. For the six month periods ended June 30, 2010 and 2009, the Company accrued or paid to Morgans Management a base management fee of $3.3 million and $2.1 million and a gaming facilities support fee of $0.4 million and $0.4 million, respectively, and accrued or reimbursed Morgans Management for chain services expenses of $1.3 million and $0.8 million, respectively.
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
Technical Services Agreement
On February 2, 2007, a subsidiary of the Company, HRHH Hotel/Casino, LLC, entered into a Technical Services Agreement with Morgans Management, pursuant to which Morgans Management provided technical services for the expansion project at the Hard Rock prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarters ended June 30, 2010 and 2009, the Company reimbursed Morgans Management an aggregate amount equal to approximately $0.1 million and $0.2 million, respectively, under the Technical Services Agreement. For the six month periods ended June 30, 2010 and 2009, the Company reimbursed Morgans Management an aggregate amount equal to approximately $1.9 million and $1.4 million, respectively, under the Technical Services Agreement.
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
5. COMMITMENTS AND CONTINGENCIES
Cafe Lease
The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. For the six month period ended June 30, 2010, the Company received $162,900 in rent from the Hard Rock Cafe, which consisted of $90,000 in base rent and $72,900 in percentage rent. The current term of the lease expires on June 30, 2015. Under the lease, the operator has one five-year option to extend the lease, so long as it is not in default at the time of the extension.
Employment Agreement
Morgans and the Company (for the purposes of specified provisions only) have entered into a four-year Employment Agreement with Joseph A. Magliarditi, Chief Operating Officer of the Company and Chief Executive Officer of HRHI, dated May 23, 2010 (the “Employment Agreement”). Under the Employment Agreement, among other benefits Mr. Magliarditi is entitled to receive an annual base salary of $650,000, subject to increase in Morgans Management’s discretion, and an annual cash bonus with a maximum level of 75% of his annual base salary based on reasonable annual performance targets. The exact amount of the bonus, if any, will be determined by Morgans Management in its sole discretion. Mr. Magliarditi’s annual bonus for 2010, if any, will be prorated for the amount of time he works for Morgans Management during 2010, and Mr. Magliarditi and Morgans Management are expected to set reasonable performance goals upon which the 2010 annual bonus may be based. Pursuant to the Employment Agreement, Mr. Magliarditi also is entitled to a grant of phantom equity awards that is tied to the value of common stock of Morgans in the form of 50,000 phantom restricted stock units under Morgans’ Amended and Restated 2007 Omnibus Stock Incentive Plan, which is referred to as the initial phantom equity grant. One-third of the initial phantom equity grant will vest on each of the first three anniversaries of the date of the grant.
The Employment Agreement provides Mr. Magliarditi severance as described immediately below in each of the following circumstances:
•	if, during his employment period, Morgans Management terminates Mr. Magliarditi without Cause (as defined in the Employment Agreement), he resigns for Good Reason (as defined in the Employment Agreement), or a successor to Morgans Management fails to assume its obligations under the Employment Agreement;

•	if, at the time of, or during the 12 month period following the effective date of, any Change in Control (as defined in the Employment Agreement), Morgans Management terminates Mr. Magliarditi’s employment with or without Cause, or he resigns for Good Reason;

•	if Mr. Magliarditi’s employment terminates due to a termination of the Management Agreement and he rejects or does not receive any Morgans employment notice and does not receive a qualifying Hard Rock employment offer; or

•	if Mr. Magliarditi’s employment terminates at the end of the four-year employment period.
In each of the cases described above, other than under the indemnification provisions in the Employment Agreement, Morgans Management’s only obligations to Mr. Magliarditi will be:
•	to pay his annual base salary through the date of termination to the extent it is unpaid and reimburse him for any business expenses not previously reimbursed,

•	to continue to pay his annual base salary for a period of 18 months after the date of termination (or six months after the date of termination in the case employment terminates at the end of the four-year employment period),

•	to continue to provide him medical and dental insurance benefits on the same basis as Morgans Management’s other executive employees for 18 months after the date of termination (or six months after the date of termination in the case employment terminates at the end of the four-year employment period),

•	to the extent not paid or provided, to pay or provide him any other amounts or benefits required to be paid or provided or which he is eligible to receive under any plan, program, policy or practice or other contract or agreement of Morgans Management through the date of termination, including, without limitation, any accrued but unused vacation, and

•	except in the case employment terminates at the end of the four-year employment period, to fully vest any unvested portion, if any, of the initial phantom equity grant, which, in the case of a termination of the Management Agreement, will be paid in a lump sum amount of equal value.
If, during his employment period, Mr. Magliarditi’s employment is terminated for Cause, due to death or Disability, or he resigns without Good Reason, Morgans Management will have the obligations described below. In addition, if Mr. Magliarditi’s employment terminates due to a termination of the Management Agreement, and he rejects or does not receive a Morgans employment notice and receives and rejects or fails to timely respond to a qualifying Hard Rock employment offer, then Morgans Management will have no further obligations to Mr. Magliarditi other than as described below. In each of these cases, other than under the indemnification provisions in the Employment Agreement, Morgans Management’s only obligations to Mr. Magliarditi, or his estate or beneficiaries, as applicable, will be:
•	to pay his base salary through the date of termination,

•	to pay for any accrued, unused vacation time as of the date of termination,

•	to pay any reasonable business expenses incurred as of the date of termination, and

•	if his employment terminates due to death or disability, to immediately vest the initial phantom equity grant in accordance with the terms of the applicable award agreement.
Construction Commitments
The expansion project at the Hard Rock included the addition of approximately 865 guest rooms and suites, approximately 490 of which are in the new Paradise Tower that opened in July 2009 and the remaining 375 of which are in the new all-suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, the Company opened approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and a new and larger The Joint live entertainment venue with a doubled maximum capacity of 4,100. In December 2009, the Company opened approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, Reliquary and a new nightclub, Vanity. The expansion project also included the addition of a new authentic rock lounge, Wasted Space, a new Poker Lounge and upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which were completed in 2008. In March 2010, the Company completed the expansion of the hotel pool, outdoor gaming and additional food and beverage outlets. The Company completed the expansion as scheduled and within the parameters of the original budget. The project was funded from the Company’s existing debt funding under its CMBS facility.
The Company entered into a construction management and general contractor’s agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which set forth the terms and conditions for M.J. Dean’s work on the expansion project. The contract provided that the project would be broken into multiple phases, each of which was governed by a separate guaranteed maximum price work authorization order. As of June 30, 2010, the Company delivered work authorization orders to M.J. Dean for an aggregate of $512.4 million of work, which has been completed.
The Company also entered into a design build agreement with Pacific Custom Pools, Inc (“PCI”), which set forth the terms and conditions pursuant to which PCI constructed the new west pool project at the Hard Rock. The contract included all conceptual design, design development, construction documents, construction administration, engineering and construction for the site as it pertained to the pools, spas, lounge pool, site service structures, service bars, cabanas, perimeter walls, landscape, audio visual system, site lighting, pool pavilion building, grading and gravity site drainage within the perimeter. The project called for an aggregate of $23.9 million of work. The west pool project opened in March of 2010.
The Company signed construction commitments for an aggregate of approximately $595.4 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. As of June 30, 2010, approximately $0.1 million of these commitments remained outstanding.
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
Legal and Regulatory Proceeding
The Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2010.
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
6. PROFITS INTERESTS
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
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units which included an aggregate award of 300,000 Class C Units to the Company’s former principal executive officer, Andrew A. Kwasniewski, and 60,000 Class C Units to the Company’s principal financial officer, Arnold D. Boswell. Each grantee’s award consists of the following three vesting components, which are equally spread and are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the grant date and continuing through December 31, 2010; (ii) a performance-based vesting award that vests with respect to 25% of the units on the date of grant and the remaining 75% of the units based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by the Company’s board of directors. As of June 30, 2010, 15,000 of the 360,000 Class C Units issued to the above named executive officers remain unvested.
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
7. CAPITAL CONTRIBUTIONS BY MEMBERS
During the six month period ended June 30, 2010, the Company’s members did not contribute any cash to, or post any letters of credit on behalf of, the Company. For the period from the closing of the acquisition of the Hard Rock on February 2, 2007 through June 30, 2010, the DLJMB Parties had cumulatively contributed an aggregate of $424.4 million in cash to the Company and the Morgans Parties had cumulatively contributed an aggregate of $75.8 million in cash to the Company.
8. SUBSEQUENT EVENTS
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of certain factors, including but not limited to, those factors set forth in the section entitled “Forward-Looking Statements” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequently filed Quarterly Reports on Form 10-Q.
Overview
We own and operate the Hard Rock, which we believe is a premier destination entertainment resort with a rock music theme. As recently expanded, the Hard Rock consists of, among other amenities, three hotel towers with approximately 1,500 stylishly furnished hotel rooms, an approximately 60,000 square-foot uniquely styled casino, a retail store, a jewelry store, a lingerie store, a nightclub, a banquet facility, a concert hall, a beach club, quality restaurants, cocktail lounges and a spa. We believe that we have successfully differentiated the Hard Rock in the Las Vegas hotel, resort and casino market by targeting a predominantly youthful and “hip” customer base, which consists primarily of rock music fans and youthful individuals, as well as actors, musicians and other members of the entertainment industry.
Substantially all of our current business is comprised of our operations at the Hard Rock. For the quarter ended June 30, 2010, our gross revenues were derived 44.3% from food and beverage operations, 18.9% from gaming operations, 13.8% from retail and other sales and 23.0% from lodging. For the six month period ended June 30, 2010, our gross revenues were derived 40.4% from food and beverage operations, 24.6% from gaming operations, 21.5% from lodging and 13.5% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2010, we completed a large-scale expansion project at the Hard Rock. The expansion included the addition of approximately 865 guest rooms and suites, approximately 490 of which are in our new Paradise Tower that opened in July 2009 and the remaining approximately 375 of which are in our new all-suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, we opened approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and a new and larger The Joint live entertainment venue. In December 2009, we opened approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, Reliquary and a new nightclub, Vanity. The expansion project also included the addition of a new authentic rock lounge, Wasted Space, a new Poker Lounge and upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which were completed in 2008. In March 2010, we opened an expanded hotel pool, outdoor gaming and additional food and beverage outlets, which completed the remaining portions of the expansion project on schedule and within the parameters of the original budget.

Due to a number of factors affecting consumers, including continued recessionary conditions in local, national and global economies, contracted credit markets, and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms. Based on these adverse circumstances, we believe that we will continue to experience lower hotel occupancy rates and casino volumes as compared to that of periods prior to the recession. Changes in discretionary consumer spending has resulted in fewer customers visiting, or customers spending less, at our property, which has adversely impacted and may continue to adversely impact our revenues and results of operations. The current situation in the world credit markets may adversely impact the availability and cost of credit, which could adversely affect our liquidity, future growth and operations.
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
Results of Operations
Comparison of the Quarter Ended June 30, 2010 to the Quarter Ended June 30, 2009
The following table presents our consolidated operating results for the quarters ended June 30, 2010 and 2009, and the change in such data between the two periods.

	Quarter Ended	Quarter Ended	Change	Change
	June 30, 2010	June 30, 2009	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$13,496	$12,548	$948	7.6%
Lodging	16,412	8,803	7,609	86.4%
Food and beverage	31,621	21,391	10,230	47.8%
Retail	1,297	1,539	(242)	-15.7%
Other	8,617	10,107	(1,490)	-14.7%

Gross Revenues	71,443	54,388	17,055	31.4%
Less: promotional allowances	(6,798)	(7,252)	454	-6.3%

Net revenues	64,645	47,136	17,509	37.1%

COSTS AND EXPENSES:
Casino	12,296	9,634	(2,662)	-27.6%
Lodging	4,949	1,566	(3,383)	-216.0%
Food and beverage	16,201	10,578	(5,623)	-53.2%
Retail	822	928	106	11.4%
Other	6,684	5,629	(1,055)	-18.7%
Marketing	2,459	715	(1,744)	-243.9%
Fees and expenses—related party	2,916	2,109	(807)	-38.3%
General and administrative	10,582	7,375	(3,207)	-43.5%
Depreciation and amortization	11,237	4,876	(6,361)	-130.5%
Loss on disposal of assets	3	3	—	0.0%
Pre-opening	275	4,737	4,462	94.2%

	Quarter Ended	Quarter Ended	Change	Change
	June 30, 2010	June 30, 2009	($)	(%)
	(in thousands)
Total costs and expenses	68,424	48,150	(20,274)	-42.1%

LOSS FROM OPERATIONS	(3,779)	(1,014)	(2,765)	272.7%
Interest income	3	66	(63)	-95.5%
Interest expense, net of capitalized interest	(16,510)	(20,115)	3,605	-17.9%

Loss before income tax expense	(20,286)	(21,063)	777	-3.7%
Income tax expense	252	—	252	100.0%
Net loss	(20,538)	(21,063)	525	-2.5%
Other Comprehensive Loss:
Interest rate cap fair market value adjustment, net of tax	(93)	3,557	(3,650)	-102.6%

Comprehensive loss	$(20,631)	$(17,506)	$(3,125)	17.9%

Results of Operations for the Quarter Ended June 30, 2010 Compared to the Results of Operations for the Quarter Ended June 30, 2009
Net Revenues. Net revenues increased $17.5 million or 37.1% for the quarter ended June 30, 2010 to $64.6 million, compared to $47.1 million for the quarter ended June 30, 2009. The increase in net revenues was primarily due to a $0.9 million or 7.6% increase in casino revenue, a $7.6 million or 86.4% increase in lodging revenue, a $10.2 million or a 47.8% increase in food and beverage revenue and $0.5 million or 6.3% decrease in promotional allowances related to items furnished to guests on a complimentary basis. These increases in net revenue were partially offset by a $1.5 million or 14.7% decrease in other revenues and a $0.2 million or 15.7% decrease in retail revenue.
Casino Revenues. Casino revenues increased $0.9 million to $13.5 million for the quarter ended June 30, 2010, compared to $12.5 million for the quarter ended June 30, 2009. The increase in casino revenues was primarily due to a $0.9 million or 11.7% increase in table games revenue and a $0.1 million or 2.5% increase in slot revenue, slightly offset by a $0.1 million or 23.8% decrease in race and sports revenue. Poker revenue remained flat at $0.4 million period over period. The increase in table games revenues was due to an increase in table game drop, partially offset by a decrease in table game hold percentage. Management believes that table game drop increased due to an increase in visitation to the casino at the Hard Rock, resulting from the completion of the expansion project. Table game drop increased $15.9 million or 23.4% to $83.7 million from $67.8 million. The table game hold percentage decreased 110 basis points to 10.5% from 11.6%, which was less than the expected range of 12% to 16%. The average number of table games in operations was increased from 87 tables in 2009 to 127 tables in 2010. The net result of these changes in table game drop and table game hold percentage was a decrease in win per table game per day to $765 from $997, a decrease of $232 or 23.3%. We have historically reported table game hold percentage using the gross method, while casinos on the Las Vegas Strip report table game hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended June 30, 2010 was 13.6%, compared to 14.8% for the quarter ended June 30, 2009. Slot machine revenues increased $0.1 million to $4.1 million from $4.0 million. Slot machine handle increased $2.7 million to $84.1 million from $81.4 million. Slot machine hold percentage remained constant at 4.9%, which was within the expected range of 4% to 7%. The average number of slot machines in operation increased to 815 from 513, an increase of 302 slot machines or 58.9%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $55.49 from $86.02, a decrease of $30.53 or 35.5%. Race and sports book revenue decreased $0.1 million due to an increase in race and sports book write and a decrease in hold percentage. The race and sports book write increased $0.4 million to $3.4 million from $3.0 million. Race and sports book hold percentage decreased 2.4% to 5.1% from 7.5%, which was within the expected range of 4% to 8%.
Lodging Revenues. Lodging revenues increased $7.6 million to $16.4 million for the quarter ended June 30, 2010, compared to $8.8 million for the quarter ended June 30, 2009. The increase in lodging revenues was primarily due to an increase in occupied rooms to 85,735 from 51,718, an increase of 34,017 or 65.8%. The increase in occupied rooms was a result of completing the expansion project which added approximately 865 additional guest rooms. The average daily rate increased to $191 from $170, an increase of $21 or 12.5%. Hotel occupancy decreased 700 basis points to 85.2% from 92.3%.

Food and Beverage Revenues. Food and beverage revenues increased $10.2 million to $31.6 million for the quarter ended June 30, 2010, compared to $21.4 million for the quarter ended June 30, 2009. The increase in food and beverage revenues was partially due to a $3.5 million increase from Vanity (which replaced Body English), a $1.4 million increase in banquet revenue, a $0.6 million increase from Mr. Lucky’s, a $0.6 million increase from Beach Club, a $0.6 million increase in room service, a $0.3 million increase from Rare 120, a $0.1 million increase from Pink Taco, a $0.1 million increase from Starbucks and a $0.1 million increase from Ago. The increase also was partially due to $1.3 million in revenue from West Pool, $0.6 million in revenue from Luxe Bar, $0.4 million in revenue from Johnny Smalls, $0.2 million in revenue from Espumoso, $0.2 million in revenue from Midway Bar, $0.1 million in revenue from Sports Deluxe and $0.1 million in revenue from Skybar, Juice Bar and Helles Bells Bar, which were not open during the second quarter of 2009. Management believes that the increase in visitation to the Hard Rock, as a result of completing the expansion project, has had a positive effect on food and beverage revenues.
Retail Revenues. Retail revenues decreased $0.2 million to $1.3 million for the quarter ended June 30, 2010, compared to $1.5 million for the quarter ended June 30, 2009. As a result of the expansion, the Retail store lost 10% of the square footage and roughly 25% of the available merchandising capacity. Management believes that this, coupled with the additional retail tenants and poor market conditions, has caused the retail revenue to decline year over year.
Other Revenues. Other revenues decreased $1.5 million to $8.6 million for the quarter ended June 30, 2010, compared to $10.1 million for the quarter ended June 30, 2009. The decrease in other revenues was due to a $1.7 million decrease in entertainment revenue, which was slightly offset by a $0.2 million increase in sundries. We hosted 34 entertainment events during the quarter ended June 30, 2010, compared to 32 entertainment events during the quarter ended June 30, 2009.
Promotional Allowances. Promotional allowances decreased $0.5 million or 6.3% in the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009. Promotional allowances decreased as a percentage of total revenues to 9.5% from 13.3% between periods.
Casino Expenses. Casino expenses increased $2.7 million or 27.6% to $12.3 million for the quarter ended June 30, 2010, compared to $9.6 million for the quarter ended June 30, 2009. The increase in casino expenses was primarily due to a $1.3 million increase in returned markers, a $1.0 million increase in payroll and related expenses, a $0.8 million increase in complimentary expenses (items furnished to customers on a complimentary basis) and a $0.3 million increase in miscellaneous operating expenses. These increases were slightly offset by a $0.7 million decrease in customer discounts. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties results in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could affect the collectability of such receivables. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.
Lodging Expenses. Lodging costs and expenses increased 216.0% or $3.4 million to $5.0 million for the quarter ended June 30, 2010, compared to $1.6 million for the quarter ended June 30, 2009. The increase in lodging expenses was primarily due to a $1.8 million increase in labor and related expenses, a $0.7 million increase in laundry expense, a $0.4 million increase in travel agent commissions, a $0.2 million increase in credit card fees, a $0.2 million increase in contract maintenance and a $0.1 million increase in other miscellaneous operating supplies. The increase in lodging expenses are a result of completing the expansion project which increased the total available rooms by approximately 865 rooms per night.
Food and Beverage Costs and Expenses. Food and beverage costs and expenses increased by 53.2% or $5.6 million to $16.2 million for the quarter ended June 30, 2010, compared to $10.6 million for the quarter ended June 30, 2009. Food and beverage costs and expenses in relation to food and beverage revenues increased to 51.2% from 49.5% in the prior year on increases in food and beverage revenues of 47.8% to $31.6 million from $21.4 million. The increase in food and beverage costs and expenses was primarily due to a $2.3 million increase in labor and related expenses, a $1.3 million increase in outlet management fees, a $1.2 million increase in food and beverage product costs, a $0.3 million increase in professional services for disc jockeys and special events, a $0.2 million increase in advertising, a $0.2 million increase in miscellaneous operating supplies and a $0.1 million increase in credit card fees. Management believes the increase in food and beverage expenses is a result of increased customer volumes as a result of completing the expansion project.
Retail Costs and Expenses. Retail costs and expenses decreased slightly by 11.4% or $106,000 in the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009.
Other Costs and Expenses. Other costs and expenses increased 18.7% or $1.1 million to $6.7 million for the quarter ended June 30, 2010, compared to $5.6 million for the quarter ended June 30, 2009. Other costs and expenses in relation to other income increased to 77.6% from 55.7%. The increase in other costs and expenses was due to a $0.7 million increase in cost of complimentaries and a $0.4 million increase in labor and related expenses. We hosted 34 entertainment events in the quarter ended June 30, 2010 compared to 32 entertainment events in the second quarter ended June 30, 2009.

Marketing, General and Administrative. Marketing, general and administrative expenses increased 61.2% or $5.0 million in the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009. Marketing, general and administrative expenses in relation to gross revenues increased to 18.3% from 14.9%. The increase in marketing, general and administrative expenses was primarily due to a $1.6 million increase in labor and related expenses, a $1.2 million increase in taxes and insurance, a $0.9 million increase in utilities, a $0.6 million increase in contract maintenance, a $0.5 million increase in advertising and marketing and a $0.2 million increase in contact services.
Management Fee-Related Party. Management fee-related party expenses increased 38.3% to $2.9 million for the quarter ended June 30, 2010. Management fees increased due to increased revenues as a result of the completion of the expansion project. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues, including casino rents and all other rental income, and a chain service expense reimbursement. The reimbursement is subject to a cap of 1.5% of defined non-gaming revenues, including casino rents and all other income.
Depreciation and Amortization. Depreciation and amortization expense increased by $6.4 million to $11.2 million for the quarter ended June 30, 2010, compared to $4.9 million for the quarter ended June 30, 2009. The increase in depreciation and amortization expense is a result of additional assets being placed into service, as a result of completing the expansion project.
Interest Expense. Interest expense decreased $3.6 million or 17.9% to $16.5 million for the quarter ended June 30, 2010, compared to $20.1 million for the quarter ended June 30, 2009. The decrease in interest expense reflects a reduction of $5.1 million in loan cost amortization, as the initial loan costs were fully amortized in February 2010, partially offset by an increase in interest expense of $1.5 million. The deferred financing amortization occurred over the 36-month life of the applicable loans at approximately $1.7 million per month. Payments on the debt under the CMBS facility are based upon LIBOR, plus a spread of 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). Payments on the debt under the land acquisition financing are based on 30-day LIBOR, plus a blended spread of 17.9%.
Pre-opening Expenses. Pre-opening expenses decreased $4.4 million to $0.3 million for the quarter ended June 30, 2010, compared to $4.7 million for the quarter ended June 30, 2009. The decrease in pre-opening expenses was primarily due to completing the majority of the expansion project in December 2009.
Income Taxes. The Company reported income tax expense of $252,000 for the quarter ended June 30, 2010 because of an increase in the deferred tax liability related to indefinite life intangibles. The Company maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under FASB ASC 740-10 (SFAS 109), and as further discussed below. The valuation allowance was established subsequent to the purchase allocation on February 1, 2007 (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
Other Comprehensive Loss. For the quarter ended June 30, 2010, the total fair value of derivative instruments that qualified for hedge accounting changed by $3.7 million in comparison to the quarter ended June 30, 2009 and was included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivative instruments that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive (Loss) Income. Comprehensive loss was $20.6 million for the quarter ended June 30, 2010, compared to a comprehensive loss of $17.5 million for the quarter ended June 30, 2009. The increase in comprehensive loss was due to the factors described above.

Comparison of the Six Month Period Ended June 30, 2010 to the Six Month Period Ended June 30, 2009
The following table presents our consolidated operating results for the six month periods ended June 30, 2010 and 2009, and the change in such data between the two periods.

	Six Month	Six Month
	Period Ended	Period Ended	Change	Change
	June 30, 2010	June 30, 2009	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$32,516	$24,859	$7,657	30.8%
Lodging	28,333	15,842	12,491	78.8%
Food and beverage	53,345	33,598	19,747	58.8%
Retail	2,329	2,622	(293)	-11.2%
Other	15,560	12,384	3,176	25.6%

Gross revenues	132,083	89,305	42,778	47.9%
Less: promotional allowances	(13,280)	(12,184)	(1,096)	9.0%

Net revenues	118,803	77,121	41,682	54.0%

COSTS AND EXPENSES:
Casino	25,381	19,818	(5,563)	-28.1%
Lodging	8,891	2,905	(5,986)	-206.1%
Food and beverage	28,202	18,045	(10,157)	-56.3%
Retail	1,453	1,456	3	0.2%
Other	11,583	7,454	(4,129)	-55.4%
Marketing	4,257	1,898	(2,359)	-124.3%
Management fee—related party	4,960	3,288	(1,672)	-50.9%
General and administrative	20,714	13,727	(6,987)	-50.9%
Depreciation and amortization	25,528	10,373	(15,155)	-146.1%
Loss on disposal of assets	1	—	(1)	100.0%
Pre-opening	712	6,147	5,435	88.4%

Total costs and expenses	131,682	85,111	(46,571)	-54.7%

INCOME (LOSS) FROM OPERATIONS	(12,879)	(7,990)	(4,889)	61.2%
Interest income	4	321	(317)	-98.8%
Interest expense, net of capitalized interest	(35,513)	(40,067)	4,554	-11.4%

Loss before income tax expense	(48,388)	(47,736)	(652)	1.4%
Income tax expense	252	—	252	100%
Net Loss	(48,640)	(47,736)	(904)	1.9%
Other Comprehensive Loss:
Interest rate cap fair market value adjustment, net of tax	1,472	5,898	(4,426)	-75.0%

Comprehensive loss	$(47,168)	$(41,838)	$(5,330)	12.7%

Results of Operations for the Six Month Period Ended June 30, 2010 Compared to the Results of Operations for the Six Month Period Ended June 30, 2009
Net Revenues. Net revenues increased $41.7 million or 54.0% to $118.9 million for the six month period ended June 30, 2010, compared to $77.1 million for the six month period ended June 30, 2009. The increase in net revenues was primarily due to a $7.7 million or 30.8% increase in casino revenue, a $12.5 million or 78.8% increase in lodging revenue, a $19.7 million or 58.8% increase in food and beverage revenue and a $3.2 million increases in other revenue. These increases were slightly offset by a $0.3 million or 11.2% decrease in retail revenues and a $1.1 million or 9.0% increase in promotional allowances related to items furnished to customers on a complimentary basis.

Casino Revenues. Casino revenues increased $7.7 million to $32.5 million for the six month period ended June 30, 2010, compared to $24.9 million for the six month period ended June 30, 2009. The increase in casino revenues was primarily due to a $6.5 million or 39.6% increase in table games revenue and a $1.5 million or 21.4% increase in slot revenue, which was partially offset by a $0.3 million decrease in race and sports revenue. Poker revenue remained flat at $0.8 million. The increase in table games revenues was due to an increase in table game hold percentage and an increase in table game drop. Management believes that table game drop increased due to an increase in visitation to the Hard Rock as a result of completing the expansion project. Table game hold percentage increased 80 basis points to 13.1% from 12.3%, which was within the expected range of 12% to 16%. Table game drop increased $40.5 million or 30.3% to $174.2 million from $133.6 million. The average number of table games in operations was increased from 87 tables in 2009 to 125 tables in 2010. The net result of these changes in table game drop and table game hold percentage was a decrease in win per table game per day to $1,013 from $1,076, a decrease of $63 or 5.8%. We have historically reported table game hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the six month period ended June 30, 2010 was 16.7%, compared to 15.4% for the six month period ended June 30, 2009. Slot machine revenues increased $1.5 million to $8.5 million from $7.0 million. Slot machine handle increased $19.6 million to $181.3 million from $161.6 million. Slot machine hold percentage increased 40 basis points to 4.7% from 4.3%, which was within the expected range of 4% to 7%. The average number of slot machines in operation increased to 827 from 522, an increase of 305 slot machines or 58.3%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $56.87 from $74.16, a decrease of $17.29 or 23.3%. Race and sports book revenue decreased $0.3 million due to a decrease in hold percentage, partially offset by an increase in race and sports book write. The race and sports book write increased $3.7 million to $14.4 million from $10.7 million. Race and sports book hold percentage decreased 3.8% to 2.5% from 6.3%, which was less than the expected range of 4% to 8%.
Lodging Revenues. Lodging revenues increased $12.5 million to $28.3 million for the six month period ended June 30, 2010, compared to $15.8 million for the six month period ended June 30, 2009. The increase in lodging revenues was primarily due to an increase in occupied rooms to 167,689 from 101,140, an increase of 66,549 or 65.8%. The increase in occupied rooms was a result of completing the expansion project which added approximately 865 additional guest rooms. Hotel occupancy decreased to 83.6% from 90.8% between periods and average daily rate increased to $169 from $157, an increase of 7.9% between periods.
Food and Beverage Revenues. Food and beverage revenues increased $19.7 million to $53.3 million for the six month period ended June 30, 2010, compared to $33.6 million for the six month period ended June 30, 2009. The increase in food and beverage revenues was partially due to a $7.4 million increase in Vanity (which replaced Body English), a $1.6 million increase from Rare 120, a $1.1 million increase from Mr. Lucky’s, a $1.0 million increase from room service, a $0.4 million increase from Pink Taco, a $0.4 million increase from Beach Club, a $0.3 million increase from banquet revenue, a $0.2 million increase from Starbucks, a $0.1 million increase from The Joint Bar and a $0.1 million increase from Ago. This increase also was partially due to $1.5 million in revenue from West Pool, $1.0 million in revenue from Luxe Bar, $0.4 million in revenue from Midway Bar, $0.3 million in revenue from Espumoso, $0.3 million in revenue from Johnny Smalls, $0.2 million in revenue from Sports Deluxe and $0.1 million in revenue from Skybar, Helles Bells Bar, and Juice Bar which were not open in the six months ended June 30, 2009. Management believes these increases are a result of increased visitation as a result of completing the expansion project.
Retail Revenues. Retail revenues decreased $0.3 million to $2.3 million for the six month period ended June 30, 2010, compared to $2.6 million for the six month period ended June 30, 2009. As a result of the expansion, the Retail store lost 10% of the square footage and roughly 25% of the available merchandising capacity. Management believes that this, coupled with the additional retail tenants and poor market conditions, has caused the retail revenue to decline year over year.
Other Revenues. Other revenues increased $3.2 million to $15.6 million for the six month period ended June 30, 2010, compared to $12.4 million for the six month period ended June 30, 2009. The increase in other revenues was due to a $0.7 million increase in entertainment revenue, a $0.4 million increase in Reliquary and Rock Spa revenue and a $2.1 million increase in other miscellaneous revenue resulting from retail tenants and licensees. Management believes the entertainment revenue increased due to additional patron volume as a result of opening the new expanded The Joint in April 2009. We hosted 52 entertainment events during the six month period ended June 30, 2010, compared to 37 during the six month period ended June 30, 2009.
Promotional Allowances. Promotional allowances increased $1.1 million or 9.0% to $13.3 million for the six month period ended June 30, 2010, compared to $12.2 million for the six month period ended June 30, 2009. Promotional allowances decreased as a percentage of total revenues to 10.1% from 13.6% between periods.
Casino Expenses. Casino expenses increased $5.6 million or 28.1% to $25.4 million for the six month period ended June 30, 2010, compared to $19.8 million for the six month period ended June 30, 2009. The increase in casino expenses was primarily due to a $2.1 million increase in complimentary expenses (items furnished to customers on a complimentary basis), a $1.9 million increase in labor and related expenses, a $1.1 million increase in returned markers, a $0.7 million increase in taxes and licenses, and a $0.2 million increase in miscellaneous operating supplies, which were slightly offset by a $0.4 million decrease in customer discounts. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties results in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could affect the collectability of such receivables. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts. Management believes bad debt is increasing due to a number of factors affecting consumers, including a slowdown in the economy and other economic factors.

Lodging Expenses. Lodging costs and expenses increased 206.1% or $6.0 million to $8.9 million for the six month period ended June 30, 2010, compared to $2.9 million for the six month period ended June 30, 2009. Lodging expenses in relation to lodging revenues increased to 31.4% from 18.3% in the prior period. The increase in lodging expenses was primarily due to a $3.4 million increase in labor and related expenses, a $1.2 million increase in laundry expense, a $0.5 million increase in travel agent commissions, a $0.4 million increase in miscellaneous operating supplies, a $0.3 million increase in credit card fees and a $0.2 million increase in room amenities. The increase in lodging expenses are a result of completing the expansion project which increased the total available rooms by approximately 865 rooms per night.
Food and Beverage Costs and Expenses. Food and beverage costs and expenses increased by 56.3% or $10.2 million to $28.2 million for the six month period ended June 30, 2010, compared to $18.0 million for the six month period ended June 30, 2009. Food and beverage costs and expenses in relation to food and beverage revenues decreased slightly to 52.9% from 53.7% in the prior year due primarily to increases in food and beverage revenues of 58.8% to $53.3 million from $33.6 million. The increase in food and beverage costs and expenses was primarily due to a $4.4 million increase in labor and related expenses, a $2.9 million increase in food and beverage product costs, a $1.7 million increase in management fees, a $0.6 million increase in professional services for disc jockeys and special events and a $0.4 million increase in advertising expense.
Retail Costs and Expenses. Retail costs and expenses remained constant at $1.5 million in the six month period ended June 30, 2010, compared to the six month period ended June 30, 2009.
Other Costs and Expenses. Other costs and expenses increased 55.4% or $4.1 million in the six month period ended June 30, 2010, compared to the six month period ended June 30, 2009. Other costs and expenses in relation to other income increased to 74.4% from 60.2%. The increase in other costs and expenses was primarily due to a $1.9 million increase in entertainment expense, a $0.9 million increase in labor and related expenses, a $0.7 million increase in complimentaries expense, a $0.2 million increase in product costs, a $0.1 million increase in repairs and maintenance and a $0.3 million increase in miscellaneous operating supplies.
Marketing, General and Administrative. Marketing, general and administrative expenses increased 59.8% or $9.3 million in the six month period ended June 30, 2010, compared to the six month period ended June 30, 2009. Marketing, general and administrative expenses in relation to gross revenues increased to 18.9% from 17.5%. The increase in marketing, general and administrative expenses was primarily due to a $3.6 million increase in payroll and related expenses, a $2.0 million increase in taxes, a $1.9 million increase in contract maintenance and a $1.8 million increase in utilities.
Management Fee-Related Party. Management fee-related party expenses increased $1.7 million or 50.9% to $5.0 million for the six month period ended June 30, 2010, compared to $3.3 million for the six month period ended June 30, 2009, due to increased revenues as a result of completing our expansion project. As compensation for its services, Morgans Management receives a management fee equal to 4% of defined non-gaming revenues, including casino rents and all other rental income, and a chain service expense reimbursement. The reimbursement is subject to a cap of 1.5% of defined non-gaming revenues, including casino rental and all other income.
Depreciation and Amortization. Depreciation and amortization expense increased by $15.1 million to $25.5 million for the six month period ended June 30, 2010, compared to $10.4 million for the six month period ended June 30, 2009. The increase in depreciation and amortization expense is a result of additional assets being placed into service, as a result of completing the expansion project.
Interest Expense. Interest expense decreased $4.6 million or 11.4% to $35.5 million for the six month period ended June 30, 2010, compared to $40.1 million for the six month period ended June 30, 2009. The decrease in interest expense reflects a reduction of $8.8 million in loan cost amortization, as the initial loan costs were fully amortized in February 2010, partially offset by an increase in interest expense of $4.3 million. The deferred financing amortization occurred over the 36-month life of the applicable loans at approximately $1.7 million per month. Payments on the debt under the CMBS facility are based upon LIBOR, plus a spread of 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). Payments on the debt under the land acquisition financing are based on 30-day LIBOR, plus a blended spread of 17.9%.
Pre-opening Expenses. Pre-opening expenses decreased $5.4 million to $0.7 million for the six month period ended June 30, 2010, compared to $6.1 million for the six month period ended June 30, 2009. The decrease in pre-opening expenses was primarily due to completing the majority of the expansion project in December 2009.

Income Taxes. The Company reported income tax expense of $252,000 for the six month period ended June 30, 2010 because of an increase in the deferred tax liability related to indefinite life intangibles. The Company maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under FASB ASC 740-10 (SFAS 109), and as further discussed below. The valuation allowance was established subsequent to the purchase allocation on February 1, 2007 (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
Other Comprehensive Loss. For the six month period ended June 30, 2010, the total fair value of derivative instruments that qualified for hedge accounting changed by $4.4 million in comparison to the six month period ended June 30, 2009 and was included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivative instruments that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive Loss. Comprehensive loss was $47.2 million for the six month period ended June 30, 2010, compared to a comprehensive loss of $41.8 million for the six month period ended June 30, 2009. The increase in comprehensive loss was due to the factors described above.
Cash Flows for the Six Month Period Ended June 30, 2010 Compared to Cash Flows for the Six Month Period Ended June 30, 2009
Operating Activities. Net cash used by operating activities amounted to $6.0 million for the six month period ended June 30, 2010, compared to $15.1 million for the six month period ended June 30, 2009. The decrease in net cash used in operating activities was primarily due to a decline in interest expense on the mezzanine loans under the CMBS facility as a result of the interest being deferred which will compound and accrue until either certain cash flow covenants have been met or the maturity date of such loans.
Investing Activities. Net cash used in investing activities amounted to $86.6 million for the six month period ended June 30, 2010, compared to $116.5 million for the six month period ended June 30, 2009. The net cash used in investing activities primarily relates to the construction expenses of the expansion project and the change in restricted reserve accounts under the CMBS facility. The decrease in net cash used in investing activities primarily results from utilizing restricted cash construction reserves to complete the expansion project and the resulting reduction in the investment in new assets.
Financing Activities. Net cash provided by financing activities amounted to $94.1 million for the six month period ended June 30, 2010, compared to $134.4 million for the six month period ended June 30, 2009. The net cash provided by financing activities for the quarter ended June 30, 2010 represents an additional $95.0 million of borrowings under the CMBS facility, offset by a $0.9 million reduction in loan financing costs. The decrease in net cash provided by financing activities primarily results from our completion of the expansion project and the resulting reduction in construction funding under the CMBS facility.
Liquidity and Capital Resources
As of June 30, 2010, we had approximately $13.9 million in available cash and cash equivalents. As of June 30, 2010, our total long-term debt, including the current portion, was approximately $1.3 billion and our total member’s deficit was approximately $112.0 million.
Sources of Liquidity
CMBS Facility. In connection with our acquisition of the Hard Rock, we entered into a debt financing in the form of a real estate loan in the CMBS market. The CMBS facility provided for, among other borrowing availability, a construction loan of up to $620.0 million for the expansion project at the Hard Rock and an acquisition loan of $760.0 million which we used to pay a portion of the purchase price and costs and expenses for our acquisition of the Hard Rock and related assets. As of June 30, 2010, we had fully drawn the $620.0 million under the construction loan. In conjunction with fully drawing the construction loan, we paid down $32.9 million of the acquisition loan, paid $0.8 million in exit fees, funded $3.6 million into the interest reserve, funded $20.0 million into a general reserve account and $11.3 million into an equity/accrual subaccount, as required under the loan agreement. The equity accrual subaccount holds amounts funded into the general reserve in excess of $20 million at any time. If a debt service coverage ratio of 1.2:1 is satisfied, then the amounts held in such account will be released to make certain payments to the DLJMB Parties on account of their equity contributions to us. If the debt service coverage ratio is not satisfied within one year from the date of the deposits into the equity accrual/subaccount, then such amounts may be used to repay the mortgage loan.
The financing incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). The loan agreements under the CMBS facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of our real property and removal of any material article of furniture, fixture or equipment from our real property. We have evaluated these requirements and determined that we were in compliance as of June 30, 2010.

Equity Contributions. During the six month period ended June 30, 2010, our members did not contribute additional cash or post additional letters of credit to the Company. As of June 30, 2010, the members had funded all of the required capital contributions needed to fund the equity for the expansion project. The JV Agreement provides that in certain cases DLJMB IV HRH, LLC (“DLJMB IV HRH”) may request that our members make necessary capital contributions contemplated by the operating plans and budgets approved by our board of directors, or in the event of an unexpected shortfall in capital. If we require additional capital with respect to matters approved by our board of directors, DLJMB IV HRH also has the right, without the approval of our board of directors, to determine appropriate sources of such capital in the form of debt or equity financing. Such financing must be funded either by third parties who are not specified competitors of Morgans or our existing members or their affiliates on fair market terms (as determined by our board of directors, or, in some cases by a written appraisal or fairness opinion).
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and believe those requirements consist primarily of funds necessary to pay operating expenses, debt amortization, expansion project costs and requirements and other expenditures associated with the Hard Rock, including funding our reserve accounts. We expect our short-term liquidity requirements for the next 12 months to include (a) expenditures of $0.1 million (of the total budgeted amount of $760 million) for the expansion and renovation project at the Hard Rock and (b) additional expenses of three percent of our gross revenues for replacements and refurbishments at the Hard Rock.
We expect to meet our short-term liquidity needs through existing working capital, cash provided by operations, licensing of our intellectual property and restricted cash reserves. Management anticipates we will not return to a positive cash position, at the earliest until the economic environment has improved from its current condition. In the event that our expected sources of liquidity do not meet the levels we anticipate, then a further restructuring of debt may be necessary. We believe that these sources of capital will be sufficient to meet our short-term liquidity requirements, however there can be no assurances.
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
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months and believe these requirements consist primarily of funds necessary to pay interest payments and perform necessary renovations and other non-recurring capital expenditures that need to be made periodically to our property. We intend to satisfy these long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, licensing of our intellectual property and restricted cash reserves. Other sources may be sales of equity securities and/or cash generated through property dispositions and joint venture transactions. In addition, the current maturity date of the $1.3 billion outstanding under the CMBS facility is February 9, 2011, with three one-year options to extend the maturity date provided that we satisfy certain conditions.
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

Capital Expenditures, Interest Expense and Reserve Funds
We are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to our CMBS facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. Our CMBS facility requires us to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds be set aside in restricted cash. As of June 30, 2010, $1.3 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
In addition, we are also obligated to maintain a reserve fund for interest expense as determined pursuant to the CMBS facility. On the closing date of our acquisition of the Hard Rock, we deposited $45 million into an interest reserve fund to be held as additional collateral under the CMBS facility for the payment of interest expense shortfalls and in December 2009 we deposited an additional $1.0 million into the interest reserve fund. The lenders under the CMBS facility will make disbursements from the interest reserve fund upon our satisfaction of conditions to disbursement under the CMBS facility. As of June 30, 2010, $6.6 million was available in restricted cash reserves in the interest reserve fund. Furthermore, as a result of fully drawing the construction loan, we have funded a general reserve account and an equity/accrual subaccount, as required under the loan agreement. As of June 30, 2010, $20.0 million and $11.3 million was available in restricted cash reserves in the general and equity/accrual subaccount reserve funds, respectively. The equity accrual subaccount holds amounts funded into the general reserve in excess of $20 million at any time. If a debt service coverage ratio of 1.2:1 is satisfied, then the amounts held in such account will be released to make certain payments to the DLJMB Parties on account of their equity contributions to us. If the debt service coverage ratio is not satisfied within one year from the date of the deposits into the equity accrual/subaccount, then such amounts may be used to repay the mortgage loan.
We are also obligated to maintain reserve funds for interest expense and property tax as determined pursuant to the $50.0 million land acquisition loan we have entered into with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. The lenders will make disbursements from the interest and property tax reserve funds upon our satisfaction of conditions to disbursement under the land acquisition loan. As of June 30, 2010, $3.1 million and $0.7 million was available in restricted cash reserves in the interest and property tax reserve funds, respectively.
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
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources. Currently, we have no guarantees, such as performance guarantees, keep-well agreements or indemnities in favor of third parties.
Contractual Obligations and Commitments
We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the six month period ended June 30, 2010, we signed construction commitments bringing the aggregate amount to approximately $595.4 million, which consists of commitments to the general contractor for the expansion project and for other items related to the expansion and renovation of the Hard Rock.

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
Impairment of Intangible Assets and Other Long-lived Assets
We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of FASB ASC 350 (prior authoritative literature : SFAS No. 142 , Accounting for Goodwill and Other Intangible Assets, (“SFAS No. 142”)), related to goodwill and other intangible assets and of FASB ASC 360-10 (prior authoritative literature: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144” )), related to possible impairment of or disposal of long-lived assets. For goodwill and indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.
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
Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. While certain of the inputs used in our valuation model for assessing the value relative to our indefinite-lived intangible assets potentially constitute Level 2 inputs (observable inputs), we often apply adjustments to the inputs, and, thus, render those inputs as Level 3 (unobservable inputs). As a result, the majority of our inputs used in our valuation model constitute Level 3 inputs. We believe that no significant events occurred during the quarter ended June 30, 2010 that would indicate impairment exists.
Non-financial assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for non-financial assets in the fourth quarter of each fiscal year. Most of the inputs used in our valuation model for assessing the value relative to our non-financial assets constitute Level 2 inputs. We believe that no significant events occurred during the quarter ended June 30, 2010 that would indicate impairment exists.
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

Derivative Instruments and Hedging Activities
We manage risks associated with our current and anticipated future borrowings, such as interest rate risk and its potential impact on our variable rate debt. FASB ASC 815-10, Derivatives and Hedging ( prior authoritative literature: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted) (“FASB ASC 815-10 (SFAS No. 133)”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by FASB ASC 815-10 (SFAS No. 133), we record all derivatives on our balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate caps as part of its cash flow hedging strategy. During the quarter ended June 30, 2010, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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

Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or any of our counterparties. However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2010, the total value of the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets is approximately $60,000.
Although we have determined that the majority of the inputs used to value our long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or our lenders. However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our long-term debt and have determined that the credit valuation adjustments are not significant to the overall valuation of our long-term debt. As a result, we have determined that our long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2010, the total fair value of our long-term debt valued under FASB ASC 820-10 (SFAS No. 157) did not materially differ from its carrying value of approximately $1.3 billion.
Share-Based Payments
Our only share-based award activity is the grant of Class C Units of the Company to certain executive officers and other employees. Under FASB ASC 718-10, Compensation (prior authoritative literature: SFAS No. 123R, Share-Based Payment), at the issuance date of January 14, 2009, the Class C Units were valued at zero as their value is subordinate to the capital contributions of our other members and all of our outstanding debt, which currently exceeds the fair market value of the Company. The Class C Units contain certain vesting conditions, including time thresholds, our attainment of performance targets and our completion of milestones related to our expansion project. As of June 30, 2010, no GAAP expense has been recorded for the Class C Units. No taxable event occurs with respect to the Class C Units until they fully vest and are available to the respective grantee.
Income Taxes
Under FASB ASC 740-10, an entity is required to record a valuation allowance against some or all of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. To make such determination, we analyze positive and negative evidence, including history of earnings or losses, loss carryback potential, impact of reversing temporary differences, tax planning strategies, and future taxable income. We have reported net operating losses for consecutive years and do not have projected taxable income in the near future. This significant negative evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets. The deferred tax liability related to the stepped-up basis on land and indefinite-lived intangibles are the only deferred tax items not offset by the valuation allowance. This treatment is consistent with the valuation allowance calculations in prior periods.
We use estimates related to cash flow projections for the application of FASB ASC 740-10 to the realization of deferred income tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events, including changes to the regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earnings and losses. Our management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended June 30, 2010, we maintained a valuation allowance equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to land and indefinite life intangible assets).
On January 1, 2007, we adopted the provisions for uncertain tax positions under FASB ASC 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109) . As of December 31, 2009 and June 30, 2010, we had zero unrecognized tax benefits. We do not believe we will have any material changes in our unrecognized tax positions over the next 12 months. We do not have any interest or penalties associated with any unrecognized tax benefits.

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
Recently Issued and Adopted Accounting Pronouncements
FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 105-10-65 (SFAS No. 168)”), establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS No. 168) did not have a material impact on our consolidated financial statements.
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
FASB ASC 855-10, (Accounting Standards Update No. 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”)) was adopted in the first quarter of 2010 by us. ASU No. 2010-09 amended ASC 855-10, Subsequent Events — Overall by removing the requirement for an SEC registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. Accordingly, we removed the related disclosure from our consolidated financial statements in this report and the adoption did not have a material impact on our consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The authoritative guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability and charge a jackpot (or portion thereof) to revenue at the time the company has the obligation to pay the jackpot. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We currently do not accrue for base jackpots until we have the obligation to pay such jackpots. As such, the application of this guidance will not have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our loan agreements has a variable interest rate. We are therefore most vulnerable to changes in short-term U.S. prime interest rates. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2010, our total outstanding debt was approximately $1.3 billion, all of which was variable rate debt. We have entered into five interest rate cap agreements for our CMBS facility with an aggregate notional amount of $1.285 billion and with a LIBOR cap of 1.23313%. At June 30, 2010, the LIBOR index rate applicable to us was 0.35% thereby making the caps for the CMBS facility out of the money. Subject to the caps, as of June 30, 2010, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.6 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.6 million.

Item 4.	Controls and Procedures.
(a) Disclosure Controls and Procedures. Our management, with the participation of the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. The principal executive officer and principal financial officer have concluded the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is a defendant in various lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of any pending claims or litigation, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of June 30, 2010.

Item 1A.	Risk Factors.
We believe the economic drivers that impact underlying destination resort fundamentals, such as growth in gross domestic product, business investment and employment, are likely to remain weak in 2010. The expected weakness in these drivers may significantly negatively impact revenues in future periods.
In addition to the other information set forth in this report, you should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our subsequently filed Quarterly Reports on Form 10-Q. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits
See “Exhibit Index” below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARD ROCK HOTEL HOLDINGS, LLC
August 9, 2010	By:	/S/ JOSEPH A. MAGLIARDITI
		Name:	Joseph A. Magliarditi
		Title:	Chief Operating Officer

August 9, 2010	By:	/S/ ARNOLD D. BOSWELL
		Name:	Arnold D. Boswell
		Title:	Chief Financial Officer of HRHI

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION

10.1
Employment Agreement, dated as of May 23, 2010, by and between Morgans Hotel Group Management LLC and Joseph A. Magliarditi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2010)

31.1	*	Certification of the Company’s Chief Operating Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Hard Rock Hotel, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*
Certification of the Company’s Chief Operating Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

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