Form 10-Q
period 2010-09-30
Hard Rock Hotel Holdings, LLC
filed 2010-11-10
CIK 1418696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ii

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for “forward-looking statements” made by or on behalf of a company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”), which represent our expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” or other similar words or expressions are intended to identify forward-looking statements. We caution that these and similar statements are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to, continued adverse economic and market conditions, particularly in levels of spending in the hotel, resort and casino industry in Las Vegas, Nevada; the seasonal nature of the hotel, casino and resort industry; the use of the “Hard Rock” brand name by entities other than us; costs associated with compliance with extensive regulatory requirements; increases in interest rates and operating costs; increases in uninsured and underinsured losses; risks associated with conflicts of interest with entities which control us; the loss of key members of our senior management; the impact of any material litigation; risks related to natural disasters; changes in the competitive environment in our industry; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequently filed Quarterly Reports on Form 10-Q in the section entitled “Risk Factors” and in this report in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.
References in this report to the “Company,” “we,” “our” or “us” refer to Hard Rock Hotel Holdings, LLC, a Delaware limited liability company, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Sep 30, 2010	Dec 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,531	$12,277
Accounts receivable, net	10,138	11,259
Inventories	2,809	3,062
Prepaid expenses and other current assets	4,208	3,631
Related party receivable	7	2
Restricted cash	32,890	66,349

Total current assets	70,583	96,580
Property and equipment, net of accumulated depreciation and amortization	1,171,001	1,151,839
Intangible assets, net	46,241	49,007
Deferred financing costs, net	2,709	3,656
Interest rate caps, at fair value	1	—

TOTAL ASSETS	$1,290,535	$1,301,082

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,518	$9,954
Construction related payables	2,528	51,905
Related party payables	12,492	6,010
Accrued expenses	32,520	27,774
Interest payable	14,700	2,585
Short term deferred tax liability	1,739	1,739
Short-term debt	53,850	—

Total current liabilities	126,347	99,967

Long term deferred tax liability	55,473	55,114
Long-term debt	1,252,060	1,210,874

Total long-term liabilities	1,307,533	1,265,988

Total liabilities	1,433,880	1,365,955

Commitments and Contingencies (see Note 5)
Members’ deficit:
Paid-in capital	500,218	500,218
Accumulated other comprehensive loss	(761)	(2,311)
Accumulated deficit	(642,802)	(562,780)

Total members’ deficit	(143,345)	(64,873)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$1,290,535	$1,301,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009
Revenues:
Casino	$15,898	$9,763	$48,414	$34,622
Lodging	15,098	10,396	43,431	26,238
Food and beverage	25,990	25,358	79,336	58,956
Retail	1,243	1,416	3,572	4,038
Other income	8,089	9,151	23,649	21,535

Gross revenues	66,318	56,084	198,402	145,389
Less: promotional allowances	(5,784)	(7,142)	(19,063)	(19,326)

Net revenues	60,534	48,942	179,339	126,063

Costs and expenses:
Casino	12,214	10,356	37,607	30,174
Lodging	5,132	2,276	14,017	5,181
Food and beverage	13,980	11,137	42,182	29,182
Retail	830	848	2,283	2,304
Other	6,553	8,336	18,136	15,790
Marketing	2,265	1,437	6,515	3,335
Fees and expense reimbursements — related party	2,545	2,311	7,505	5,599
General and administrative	18,302	7,033	39,016	20,760
Depreciation and amortization	13,519	6,273	39,047	16,646
Loss on disposal of assets	—	89	2	89
Pre-opening	14	1,859	726	8,006

Total costs and expenses	75,354	51,955	207,036	137,066

Loss From Operations	(14,820)	(3,013)	(27,697)	(11,003)
Other income (expense):
Interest income	20	9	24	330

Interest expense, net of capitalized interest	(16,477)	(19,334)	(51,990)	(59,401)

Other expenses, net	(16,457)	(19,325)	(51,966)	(59,071)

Loss before income tax expense	(31,277)	(22,338)	(79,663)	(70,074)
Income tax expense	107	—	359	—

Net loss	(31,384)	(22,338)	(80,022)	(70,074)
Other comprehensive gain (loss):
Interest rate cap fair market value adjustment, net of tax	78	4,164	1,550	10,062

Comprehensive loss	$(31,306)	$(18,174)	$(78,472)	$(60,012)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARD ROCK HOTEL HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended	Nine Months Ended
	Sep 30, 2010	Sep 30, 2009
Cash flows from operating activities:
Net loss	$(80,022)	$(70,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,281	12,956
Provision for (write off of) losses on accounts receivable	(3,852)	132
Amortization of loan fees and costs	2,218	15,761
Amortization of intangibles	2,766	3,690
Change in value of interest rate caps net of premium amortization included in net loss	1,549	10,168
Loss on sale of assets	2	89
Increase in deferred income taxes	359	—
(Increase) decrease in assets:
Accounts receivable	4,973	(3,852)
Inventories	253	47
Prepaid expenses	(577)	(546)
Related party receivable	(5)	276
Increase (decrease) in liabilities:
Accounts payable	(1,436)	4,426
Related party payables	6,482	4,091
Accrued interest payable	12,115	(329)
Other accrued liabilities	4,746	1,920

Net cash used in operating activities	(14,148)	(21,245)

Cash flow from investing activities:
Purchases of property and equipment	(55,445)	(327,411)
Construction payables	(49,377)	14,112
Restricted cash	33,459	58,139

Net cash used in investing activities	(71,363)	(255,160)

Cash flows from financing activities:
Net proceeds from borrowings	95,036	123,211
Capital investment	—	153,261
Financing costs on debt	(1,271)	(45)

Net cash provided by financing activities	93,765	276,427

Net increase in cash and cash equivalents	8,254	22
Cash and cash equivalents, beginning of period	12,277	10,148

Cash and cash equivalents, end of period	$20,531	$10,170

Supplemental cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$24,971	$48,323

Supplemental schedule of non-cash investing and financing activities:
Capitalized interest	$—	$14,523
Construction payables	$2,528	$14,111
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. COMPANY STRUCTURE AND SIGNIFICANT ACCOUNTING POLICIES
Basis Of Presentation and Nature of Business
Hard Rock Hotel Holdings, LLC is a Delaware limited liability company that was formed on January 16, 2007 by DLJ Merchant Banking Partners (“DLJMBP”) and Morgans Hotel Group Co. (“Morgans”) to acquire Hard Rock Hotel, Inc. (“HRHI”), a Nevada corporation incorporated on August 30, 1993, and certain related assets. Hard Rock Hotel Holdings, LLC, together with its consolidated subsidiaries (the “Company”) own the Hard Rock Hotel & Casino in Las Vegas (the “Hard Rock"). DLJMB HRH VoteCo, LLC, DLJ MB IV HRH, LLC and DLJ Merchant Banking Partners IV, L.P., each of which is a member of Hard Rock Hotel Holdings, LLC and an affiliate of DLJMBP, are referred to collectively as the “DLJMB Parties” and Morgans and its affiliate Morgans Group LLC, each of which is also a member of Hard Rock Hotel Holdings, LLC, are referred to collectively as the “Morgans Parties.”
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
The results for the quarter ended and nine month period ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company’s operations are conducted in the destination resort segment, which includes casino, lodging, food and beverage, retail and other related operations. Because of the integrated nature of these operations, the Company is considered to have one operating segment.
Liquidity and Capital Resources
Anticipated sources of the Company’s liquidity needs during the next 12 months include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ restricted cash reserves. Due to the downturn in the Las Vegas economy, the Company’s high degree of leverage and seasonality, the operating cash flows of the Company’s subsidiaries were not sufficient to fully cover debt service under the subsidiaries’ Credit Facility (as defined below) for the nine month period ended September 30, 2010. However, the subsidiaries used funds from the reserves they had established under the Credit Facility to meet their liquidity needs. The Company anticipates that its subsidiaries may not be able to fully fund both their operating expenses and debt service under their Credit Facility solely from their revenues until the economic conditions affecting Las Vegas have improved from their current conditions. If there is an event of default under the Credit Facility, the lenders could take certain actions that would have a significant negative impact on the Company. The consolidated financial statements in this report do not contain any adjustments as a result of such uncertainties.
The Company is reviewing its options to identify the best possible resolution to its liquidity position, including pursuing discussions with its subsidiaries’ lenders. Additional potential sources of liquidity may include licensing or sale of the Company’s intellectual property or additional debt or equity financing. However, the Company’s ability to raise funds through additional financings is dependent upon a number of factors, many of which are outside of the Company’s control. The Company’s high levels of indebtedness substantially limit its ability to borrow more money. Global market and economic conditions have also continued to be challenging and the cost and availability of capital have been and may continue to be adversely affected. Moreover, in order to incur additional indebtedness or restructure the existing indebtedness of the Company’s subsidiaries, those subsidiaries generally would need to obtain the consent of the lenders under their loan agreements. As a result, there can be no assurance that the subsidiaries would be able to refinance or restructure maturing liabilities or to meet liquidity needs by accessing capital markets or other sources of liquidity.

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
Retail and other revenues include retail sales, spa income, commissions, estimated income for gaming chips and tokens not expected to be redeemed, fees for licensing the “Hard Rock” brand and other miscellaneous income at the Hard Rock. Retail and other revenues are recognized at the point in time the retail sale occurs, when services are provided to the guest, when we determine that gaming chips or tokens are not expected to be redeemed or when licensing fees become due and payable.
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

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009
Food and beverage	$2,052	$2,138	$7,204	$5,907
Lodging	846	792	2,585	1,999
Other	390	581	1,252	2,057

Total costs allocated to casino operating costs	$3,288	$3,511	$11,041	$9,963

Revenues are recognized net of certain sales incentives in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition, Customer Payments and Incentives (prior authoritative literature: Emerging Issues Task Force consensus on Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)) (“FASB ASC 605-50 (EITF 01-9)”). FASB ASC 605-50 (EITF 01-9) requires that sales incentives be recorded as a reduction of revenue; consequently, the Company’s revenues are reduced by points redeemed from customers within the player’s club loyalty program. Casino revenues are net of cash incentives earned in the Company’s “Rock Star” slot club. For the nine month period and the quarter ended September 30, 2010, the amount of such sales incentives awarded was approximately $22,000 and $14,000, respectively. For the nine month period and the quarter ended September 30, 2009, the amount of such sales incentives awarded was $67,000 and $33,000, respectively.
Recently Issued Accounting Pronouncements
FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 105-10-65 (SFAS No. 168) ”), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS No. 168) did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 820-10, (Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”)), was adopted in the first quarter of 2010 by the Company. The provisions of ASU No. 2010-06 amended ASC 820-10, Fair Value Measurements and Disclosures, by requiring additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring fair value measurement disclosures for each “class” of assets and liabilities, a subset of the captions disclosed in the Company’s consolidated balance sheets. The adoption did not have a material impact on the Company’s consolidated financial statements or its disclosures, as the Company did not have any transfers between Level 1 and Level 2 fair value measurements and did not have material classes of assets and liabilities that required additional disclosure.
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
In April 2010, the FASB issued ASU No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. The authoritative guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability and charge a jackpot (or portion thereof) to revenue at the time the company has the obligation to pay the jackpot. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. Base jackpots are currently not accrued for by the Company until it has the obligation to pay such jackpots. As such, the application of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.
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

The Company’s objective in using derivative instruments is to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreements without exchange of the underlying principal amount. During the nine month period ended September 30, 2010, the Company used interest rate caps to hedge the variable cash flows associated with its existing variable-rate debt.
On May 30, 2008, the Company purchased five interest rate cap agreements with an aggregate notional amount of $871.0 million with a LIBOR cap of 2.5%. Under one of the interest rate cap agreements, the aggregate notional amount would have accreted over the life of the cap based on the draw schedule for the construction loan so that the aggregate notional amount of all of the caps would have been equal to $1.285 billion. The Company purchased these interest rate cap agreements for an amount equal to approximately $19.1 million. The Company determined that all five of the caps qualified for hedge accounting and the caps were designated as cash flow hedges.
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
As of September 30, 2010, the Company held five interest rate caps as follows (dollar amounts in thousands):

Notional Amount		Type of Instrument	Maturity Date	Strike Rate
$364,811	(1)	Interest Cap	February 9, 2011	1.23%
595,419	(2)	Interest Cap	February 9, 2011	1.23%
177,956	(1)	Interest Cap	February 9, 2011	1.23%
88,978	(1)	Interest Cap	February 9, 2011	1.23%
57,836	(1)	Interest Cap	February 9, 2011	1.23%

(1)	The Company has determined that the derivative qualifies for hedge accounting.

(2)	The Company has determined that the derivative does not qualify for hedge accounting.
Four of the derivative instruments have been designated as hedges according to FASB ASC 815-10 (SFAS No. 133) and, accordingly, the effective portion of the change in fair value of these derivative instruments is recognized in other comprehensive income in the Company’s consolidated financial statements.
As of September 30, 2010 and December 31, 2009, the total fair value of derivative instruments was $1,000 and $0, respectively. The change in fair value included in comprehensive income for the quarters ended September 30, 2010 and 2009 was $0.1 million and $4.1 million, net of premium amortization, respectively, and the change in fair value included in comprehensive income for the nine month periods ended September 30, 2010 and 2009 was $1.6 million and $10.1 million, net of premium amortization, respectively. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company reflects the change in fair value of all hedging instruments in cash flows from operating activities. The net gain or loss recognized in earnings during the reporting period representing the amount of the hedges’ ineffectiveness is insignificant. For the quarters ended September 30, 2010 and 2009, the Company expensed $0.1 million and $4.2 million to interest expense accumulated in other comprehensive income and attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively. For the nine month periods ended September 30, 2010 and 2009, the Company expensed $3.2 million and $10.2 million to interest expense accumulated in other comprehensive income and attributable to the derivatives not designated as hedges according to FASB ASC 815-10 (SFAS No. 133), respectively.

Credit Facility
The Company’s long-term debt is comprised of a senior mortgage loan and three mezzanine loans incurred by certain of the Company’s subsidiaries (collectively, the “Credit Facility”). As of September 30, 2010, no additional borrowings were available under the Credit Facility. The current maturity date of the $1.3 billion outstanding under the Credit Facility is February 9, 2011, with three one-year options to extend the maturity date provided that the subsidiaries party to the Credit Facility satisfy certain conditions, including that no events of default or monetary defaults have occurred under the facility’s mortgage loan or any mezzanine loan, payment of all unpaid interest and other amounts due and payable to the mortgage and mezzanine lenders at such time, deposits into certain reserves if required, simultaneous extension of the mortgage and all mezzanine loans, and payment of a .25% extension fee to the mortgage lender. In the event of default, the Company may be required to reclassify the Credit Facility as a current liability.
The financing incurs interest payable through a funded interest reserve initially, then through cash, at a rate (blended among the debt secured by assets and the junior and senior mezzanine debt, if applicable) of LIBOR plus 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). The loan agreements under the Credit Facility include customary affirmative and negative covenants for similar financings, including, among others, restrictive covenants regarding incurrence of liens, sales of assets, distributions to affiliates, changes in business, cancellation of indebtedness, dissolutions, mergers and consolidations, as well as limitations on security issuances, transfers of any of the subsidiaries’ real property and removal of any material article of furniture, fixture or equipment from the subsidiaries’ real property. The Company has evaluated these requirements and determined that its applicable subsidiaries were in compliance as of September 30, 2010.
Intercompany Land Acquisition Financing
One of the Company’s subsidiaries is obligated to maintain reserve funds for interest expense and insurance and property tax pursuant to a land acquisition loan it has entered into with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. The lenders will make disbursements from the interest and insurance and property tax reserve funds upon the subsidiary’s satisfaction of conditions to disbursement under the land acquisition loan. As of September 30, 2010, $2.1 million and $0.6 million were available in restricted cash reserves in the interest and insurance and property tax reserve funds, respectively. On December 9, 2010, the subsidiary will be required to either deposit an additional estimated $3.5 million into the interest reserve account or convey the land securing the loan to the lenders in accordance with arrangements pre-negotiated with the lenders. It is anticipated that the reserve payment will not be made. As a result, the Company has reclassified the land acquisition loan as a current liability. The Company does not expect any other material negative consequences from not making the payment.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2010, the total value of the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets is approximately $1,000.
Although the Company has determined that the majority of the inputs used to value its long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its long-term debt utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself or its lenders. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its long-term debt and has determined that the credit valuation adjustments are not significant to the overall valuation of its long-term debt. As a result, the Company has determined that its long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2010, the total fair value of the Company’s long-term debt valued under FASB ASC 820-10 (SFAS No. 157) does not materially differ from its carrying value of approximately $1.3 billion.
2. INVENTORIES
Inventories are stated at the lower of cost (determined using the first-in, first-out method), or market. Inventories consist of the following (in thousands):

	Sep 30, 2010	Dec 31, 2009
Retail merchandise	$1,034	$1,288
Restaurants and bars	1,688	1,523
Other inventory and operating supplies	87	92

Total inventories	$2,809	$2,903

3. PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	Sep 30, 2010	Dec 31, 2009
Land	$351,250	$364,810
Buildings and improvements	641,785	170,578
Furniture, fixtures and equipment	252,759	54,732
Memorabilia	4,772	4,250

Subtotal	1,250,566	594,370
Less accumulated depreciation and amortization	(81,330)	(39,787)
Construction in process	1,765	543,910

Total property and equipment, net	$1,171,001	$1,098,493

Depreciation and amortization relating to property and equipment was $36.3 million and $13.0 million for the nine month periods ended September 30, 2010 and 2009, respectively. Capitalized interest included in construction in process was $0 and $14.5 million for the nine month periods ended September 30, 2010 and 2009, respectively.
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
As compensation for its services, Morgans Management receives a management fee equal to 4% of defined net non-gaming revenues including casino rents and all other rental income, a gaming facilities support fee equal to $828,000 per year and a chain service expense reimbursement, which reimbursement is subject to a cap of 1.5% of defined non-gaming revenues and all other income. Morgans Management was also entitled to receive an annual incentive fee of 10.0% of the Hotel EBITDA (as defined in the Management Agreement) in excess of certain threshold amounts, which increased each calendar year. However, as a result of the completion of the expansion project at the Hard Rock, the amount of such annual incentive fee now is equal to 10% of annual Hotel EBITDA in excess of 90% of annual projected post-expansion EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not being used for the expansion). For purposes of the Management Agreement, “EBITDA” generally is defined as earnings before interest, taxes, depreciation and amortization in accordance with generally accepted accounting principles applicable to the operation of hotels and the uniform system of accounts used in the lodging industry, but excluding income, gain, expenses or loss that is extraordinary, unusual, non-recurring or non-operating. “Hotel EBITDA” generally is defined as EBITDA of the Hard Rock, the property on which the Hard Rock Cafe restaurant is situated and the property adjacent to the Hard Rock (excluding any portion of the adjacent property not used for the expansion), excluding an annual consulting fee payable to DLJMB HRH VoteCo, LLC (“DLJMB VoteCo ”) under the JV Agreement (as defined below). Hotel EBITDA generally does not include any EBITDA attributable to any facilities operated by third parties at the Hard Rock, unless the Company owns or holds an interest in the earnings or profits of, or any equity interests in, such third party facility.

For the quarters ended September 30, 2010 and 2009, the Company accrued or paid to Morgans Management a base management fee of $1.7 million and $1.5 million and a gaming facilities support fee of $0.2 million and $0.2 million, respectively, and accrued or reimbursed Morgans Management for chain services expenses of $0.6 million and $0.6 million, respectively. For the nine month periods ended September 30, 2010 and 2009, the Company accrued or paid to Morgans Management a base management fee of $5.0 million and $3.6 million and a gaming facilities support fee of $0.6 million and $0.6 million, respectively, and accrued or reimbursed Morgans Management for chain services expenses of $1.9 million and $1.4 million, respectively.
Joint Venture Agreement Consulting Fee
Under the Company’s Second Amended and Restated Limited Liability Company Agreement (as amended, the “JV Agreement”), subject to certain conditions, the Company is required to pay DLJMB VoteCo (or its designee) a consulting fee of $250,000 each quarter in advance. In the event the Company is not permitted to pay the consulting fee when required (pursuant to the terms of any financing or other agreement approved by its board of directors), then the payment of such fee will be deferred until such time as it may be permitted under such agreement. DLJMB VoteCo is a member of Hard Rock Hotel Holdings, LLC.
Technical Services Agreement
On February 2, 2007, a subsidiary of the Company, HRHH Hotel/Casino, LLC, entered into a Technical Services Agreement with Morgans Management, pursuant to which Morgans Management provided technical services for the expansion project at the Hard Rock prior to its opening. Under the Technical Services Agreement, the Company is required to reimburse Morgans Management for certain expenses it incurs in accordance with the terms and conditions of the agreement. For the quarters ended September 30, 2010 and 2009, the Company reimbursed Morgans Management an aggregate amount equal to approximately $39 thousand and $0.1 million, respectively, under the Technical Services Agreement. For the nine month periods ended September 30, 2010 and 2009, the Company reimbursed Morgans Management an aggregate amount equal to approximately $2.0 million and $1.4 million, respectively, under the Technical Services Agreement.
Credit Facility
The chairman of the Morgans’ board of directors and a former director of the Company is currently the president, chief executive officer and an equity holder of NorthStar Realty Finance Corp. (“NorthStar”), a subsidiary of which is a participant lender in the Credit Facility.
Intercompany Land Acquisition Financing
Northstar is a lender under the land acquisition financing the Company has entered into with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock.
5. COMMITMENTS AND CONTINGENCIES
Cafe Lease
The Company is party to a lease with the operator of the Hard Rock Cafe, pursuant to which the Company is entitled to (a) minimum ground rent in an amount equal to $15,000 per month and (b) additional rent, if any, equal to the amount by which six percent of the annual Gross Income (as defined in the lease) of the operator exceeds the minimum ground rent for the year. For the nine month period ended September 30, 2010, the Company received $251,212 in rent from the Hard Rock Cafe, which consisted of $135,000 in base rent and $116,212 in percentage rent. The current term of the lease expires on June 30, 2015. Under the lease, the operator has one five-year option to extend the lease, so long as it is not in default at the time of the extension.

Employment Agreement
Morgans and the Company (for the purposes of specified provisions only) have entered into a four-year Employment Agreement with Joseph A. Magliarditi, Chief Operating Officer of the Company and Chief Executive Officer of HRHI, dated May 23, 2010 (the “Employment Agreement”). Under the Employment Agreement, among other benefits Mr. Magliarditi is entitled to receive an annual base salary of $650,000, subject to increase in Morgans Management’s discretion, and an annual cash bonus with a maximum level of 75% of his annual base salary based on reasonable annual performance targets. The exact amount of the bonus, if any, will be determined by Morgans Management in its sole discretion. Mr. Magliarditi’s annual bonus for 2010, if any, will be prorated for the amount of time he works for Morgans Management during 2010, and Mr. Magliarditi and Morgans Management are expected to set reasonable performance goals upon which the 2010 annual bonus may be based. Pursuant to the Employment Agreement, Mr. Magliarditi received a grant of phantom equity awards that is tied to the value of common stock of Morgans in the form of 50,000 phantom restricted stock units under Morgans’ Amended and Restated 2007 Omnibus Stock Incentive Plan, which is referred to as the initial phantom equity grant. One-third of the initial phantom equity grant will vest on each of the first three anniversaries of the date of the grant. The Employment Agreement provides Mr. Magliarditi severance in certain circumstances.
Construction Commitments
The expansion project at the Hard Rock included the addition of approximately 865 guest rooms and suites, approximately 490 of which are in the new Paradise Tower that opened in July 2009 and the remaining 375 of which are in the new all-suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, the Company opened approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and a new and larger The Joint live entertainment venue with a doubled maximum capacity of 4,100. In December 2009, the Company opened approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, Reliquary and a new nightclub, Vanity. The expansion project also included the addition of a new authentic rock lounge, Wasted Space, a new Poker Lounge and upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which were completed in 2008. In March 2010, the Company completed the expansion of the hotel pool, outdoor gaming and additional food and beverage outlets. The Company completed the expansion as scheduled and within the parameters of the original budget. The project was funded from the existing debt funding under the Credit Facility.
The Company entered into a construction management and general contractor’s agreement with M.J. Dean Construction, Inc. (“M.J. Dean”), which set forth the terms and conditions for M.J. Dean’s work on the expansion project. The contract provided that the project would be broken into multiple phases, each of which was governed by a separate guaranteed maximum price work authorization order. As of September 30, 2010, the Company delivered work authorization orders to M.J. Dean for an aggregate of $512.4 million of work, which has been completed.
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
The Company signed construction commitments for an aggregate of approximately $595.4 million, which consists of commitments to the general contractor and for other items related to the expansion and renovation of the Hard Rock. As of September 30, 2010, approximately $0.1 million of these commitments remained outstanding.

Self-Insurance
The Company is self-insured for workers’ compensation claims for an annual stop-loss of up to $250,000 per claim. Management has established reserves it considers adequate to cover estimated future payments on existing claims incurred and claims incurred but not reported.
The Company has a partial self-insurance plan for general liability claims for an annual stop-loss of up to $100,000 per claim.
Legal and Regulatory Proceeding
On September 21, 2010, Hard Rock Café International (USA), Inc. filed a lawsuit, Hard Rock Café International (USA), Inc. v. Hard Rock Hotel Holdings, LLC et al., against the Company, its subsidiaries Hard Rock Hotel, Inc. and HRHH IP, LLC and other entities in the United States District Court for the Southern District of New York. Plaintiff asserts claims for trademark infringement, trademark dilution, unfair competition and breach of contract. The gravamen of the claims is that defendants allegedly have caused injury to plaintiff through (i) the reality television show “Rehab: Party at the Hard Rock Hotel” and (ii) various ventures in which the Company or its affiliates are alleged to have used or sublicensed the Hard Rock marks in an unauthorized manner, including the Hard Rock Hotel & Casino Tulsa, the Hard Rock Hotel & Casino Albuquerque, certain facilities branded “HRH”, and the registration of certain domain names. The Company believes the claims are without merit, among other reasons, because it is entitled to use and sublicense the Hard Rock marks pursuant to a 1996 license agreement. The Company intends to vigorously defend the suit.
The Company is a defendant in various other lawsuits relating to routine matters incidental to its business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of these other pending claims or litigation, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2010.
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
On January 14, 2009, the Company’s named executive officers received aggregate awards totaling 360,000 Class C Units which included an aggregate award of 300,000 Class C Units to the Company’s former principal executive officer, Andrew A. Kwasniewski, and 60,000 Class C Units to the Company’s principal financial officer, Arnold D. Boswell. Each grantee’s award consists of the following three vesting components, which are equally spread and are generally subject to the grantee’s continued employment with the Company: (i) a time-based vesting award that vests over the period commencing on the grant date and continuing through December 31, 2010; (ii) a performance-based vesting award that vests with respect to 25% of the units on the date of grant and the remaining 75% of the units based on the Company’s attainment of pre-established EBITDA targets for each of the Company’s fiscal years through December 31, 2010; and (iii) a “milestone” vesting award that vests based on the Company’s timely completion of the expansion project at the Hard Rock in accordance with the development budget approved by the Company’s board of directors. As of September 30, 2010, 15,000 of the 360,000 Class C Units issued to the above named executive officers remain unvested.
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
7. CAPITAL CONTRIBUTIONS BY MEMBERS
During the nine month period ended September 30, 2010, the Company’s members did not contribute any cash to, or post any letters of credit on behalf of, the Company. For the period from the closing of the acquisition of the Hard Rock on February 2, 2007 through September 30, 2010, the DLJMB Parties had cumulatively contributed an aggregate of $424.4 million in cash to the Company and the Morgans Parties had cumulatively contributed an aggregate of $75.8 million in cash to the Company.
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
Substantially all of our current business is comprised of our operations at the Hard Rock. For the quarter ended September 30, 2010, our gross revenues were derived 39.2% from food and beverage operations, 24.0% from gaming operations, 22.8% from lodging and 14.0% from retail and other sales. For the nine month period ended September 30, 2010, our gross revenues were derived 40.0% from food and beverage operations, 24.4% from gaming operations, 22.0% from lodging and 13.6% from retail and other sales. Our business strategy is to provide our guests with an energetic and exciting gaming and entertainment environment with the services and amenities of a luxury boutique hotel. In March 2010, we completed a large-scale expansion project at the Hard Rock. The expansion included the addition of approximately 865 guest rooms and suites, approximately 490 of which are in our new Paradise Tower that opened in July 2009 and the remaining approximately 375 of which are in our new all-suite HRH Tower that opened in late December 2009. As part of the expansion project, in April 2009, we opened approximately 74,000 square feet of additional meeting and convention space, several new food and beverage outlets and a new and larger The Joint live entertainment venue. In December 2009, we opened approximately 30,000 square feet of new casino space, a new spa, salon and fitness center, Reliquary and a new nightclub, Vanity. The expansion project also included the addition of a new authentic rock lounge, Wasted Space, a new Poker Lounge and upgrades to existing suites, restaurants and bars, retail shops and common areas, each of which were completed in 2008. In March 2010, we opened an expanded hotel pool, outdoor gaming and additional food and beverage outlets, which completed the remaining portions of the expansion project on schedule and within the parameters of the original budget.
Due to a number of factors affecting consumers, including continued adverse economic conditions in local, national and global economies, contracted credit markets, and reduced consumer spending, the outlook for the gaming, travel, and entertainment industries both domestically and abroad remains highly uncertain. Auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes and a reduced demand for hotel rooms and other amenities. Based on these adverse circumstances, we believe that we will continue to experience lower hotel occupancy rates and casino volumes as compared to that of periods prior to the recession. Changes in discretionary consumer spending has resulted in fewer customers visiting, or customers spending less, at our property, which has adversely impacted and may continue to adversely impact our revenues and results of operations.

As is customary for companies in the gaming industry, we present average daily rate for the Hard Rock including rooms provided on a complimentary basis. Operators of hotels in the lodging industry generally may not follow this practice, as they may present average daily rate net of rooms provided on a complimentary basis. We calculate average daily rate by dividing total daily lodging revenue by total daily rooms rented. We account for lodging revenue on a daily basis. Rooms provided on a complimentary basis include rooms provided free of charge or at a discount to the rate normally charged to customers as an incentive to use the casino. Complimentary rooms reduce average daily rate for a given period to the extent the provision of such rooms reduces the amount of revenue we would otherwise receive. We do not separately account for the number of occupied rooms that are provided on a complimentary basis, and obtaining such information would require unreasonable effort and expense within the meaning of Rule 12b-21 under the Exchange Act.
The following are key gaming industry-specific measurements we use to evaluate casino revenues: “Table game drop,” “slot machine handle” and “race and sports book write” are used to identify the amount wagered by patrons for a casino table game, slot machine or racing events and sports games, respectively. “Drop” and “handle” are abbreviations for table game drop and slot machine handle. “Table game hold percentage,” “slot machine hold percentage” and “race and sports book hold percentage” represent the percentage of the total amount wagered by patrons that the casino has won. Such hold percentages are derived by dividing the amount won by the casino by the amount wagered by patrons. Based on historical experience, in the normal course of business we expect table games hold percentage for any period to be within the range of 12% to 16%, slot machine hold percentage for any period to be within the range of 4% to 7% and race and sports book hold percentage to be within the range of 4% to 8%.
Results of Operations
Comparison of the Quarter Ended September 30, 2010 to the Quarter Ended September 30, 2009
The following table presents our consolidated operating results for the quarters ended September 30, 2010 and 2009, and the change in such data between the two periods.

	Quarter Ended	Quarter Ended	Change	Change
	Sep 30, 2010	Sep 30, 2009	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$15,898	$9,763	$6,135	62.8%
Lodging	15,098	10,396	4,702	45.2%
Food and beverage	25,990	25,358	632	2.5%
Retail	1,243	1,416	(173)	-12.2%
Other	8,089	9,151	(1,062)	-11.6%

Gross revenues	66,318	56,084	10,234	18.2%
Less: promotional allowances	(5,784)	(7,142)	1,358	-19.0%

Net revenues	60,534	48,942	11,592	23.7%

COSTS AND EXPENSES:
Casino	12,214	10,356	(1,858)	-17.9%
Lodging	5,132	2,276	(2,856)	-125.5%
Food and beverage	13,980	11,137	(2,843)	-25.5%
Retail	830	848	18	2.1%
Other	6,553	8,336	1,783	21.4%
Marketing	2,265	1,437	(828)	-57.6%
Fees and expense reimbursement—related party	2,545	2,311	(234)	-10.1%
General and administrative	18,302	7,033	(11,269)	-160.2%
Depreciation and amortization	13,519	6,273	(7,246)	-115.5%
Loss on disposal of assets	—	89	89	100.0%
Pre-opening	14	1,859	1,845	99.2%

Total costs and expenses	75,354	51,955	(23,399)	-45.0%

LOSS FROM OPERATIONS	(14,820)	(3,013)	(11,807)	391.9%
Interest income	20	9	11	122.2%
Interest expense, net of capitalized interest	(16,477)	(19,334)	2,857	-14.8%

Loss before income tax expense	(31,277)	(22,338)	(8,939)	40.0%
Income tax expense	107	—	107	-100.0%

Net loss	(31,384)	(22,338)	(9,046)	40.5%
Other comprehensive loss:
Interest rate cap fair market value adjustment, net of tax	78	4,164	(4,086)	-98.1%

Comprehensive loss	$(31,306)	$(18,174)	$(13,132)	72.3%

Results of Operations for the Quarter Ended September 30, 2010 Compared to the Results of Operations for the Quarter Ended September 30, 2009
Net Revenues. Net revenues increased 23.7% for the quarter ended September 30, 2010 to $60.5 million compared to $48.9 million for the quarter ended September 30, 2009. The $11.6 million increase in net revenues was primarily attributable to a $4.7 million or 45.2% increase in lodging revenue, a $0.6 million or 2.5% increase in food and beverage revenue, a $6.1 million or 62.8% increase in casino revenue and a $1.4 million decrease in promotional allowances related to items furnished to customers on a complimentary basis. The increase in net revenue was partially offset by a $1.0 million decrease in other revenues and a $0.2 million decrease in retail revenues.
Casino Revenues. The $6.1 million increase in casino revenues to $15.9 million was primarily due to a $6.0 million or 104% increase in table games revenue and a $0.2 million or 67.6% increase in race and sports revenue, which was slightly offset by a $0.1 million or 13.3% decrease in poker revenue, while slot revenue remained constant at $3.4 million. The increase in table games revenues was due to an increase in table games hold percentage and an increase in table games drop. Management believes that table games drop increased because of an increase in visitation to the casino at the Hard Rock, resulting from the completion of the expansion project and an increase in “hosted play” (i.e., players attracted to the Hard Rock’s casino by our casino hosts) and a change in the rules for the use of promotional chips, which allows the promotional chips to be played until lost versus only played for one hand, similar to other properties on the Las Vegas strip. The table games hold percentage increased 580 basis points to 14.7% from 8.9%, which was within the expected range of 12% to 16% for the current quarter. Table games drop increased $15.8 million or 24.4% to $80.6 million from $64.8 million. The average number of table games in operations was increased from 81 tables in the 2009 quarter to 101 tables in the 2010 quarter. The net result of these changes in drop and hold percentage was an increase in win per table game per day to $1,271 from $777, an increase of $494 or 63.6%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the quarter ended September 30, 2010 was 18.9% compared to 11.0% for the quarter ended September 30, 2009. Slot machine revenues remained constant at $3.4 million. Slot machine handle decreased $10.4 million from $84.8 million to $74.4 million. Although overall visitation to the casino is up, management believes slot machine handle is down in part due to a large portion of slot machines being out of service while the casino floor was reconfigured in the quarter ended September 30, 2010. However, slot machine hold percentage increased 60 basis points from 3.9% to 4.5%, which was within the expected range of 4% to 7%. The average number of slot machines in operation increased to 639 from 520, an increase of 119 machines or 22.9%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day to $57.26 from $69.95, a decrease of $12.69 or 18.1%. Race and sports book revenue increased $0.2 million due to an increase in hold percentage. The race and sports book write decreased $0.2 million to $4.1 million in the quarter ended September 30, 2010 from $4.3 million in the quarter ended September 30, 2009. Race and sports book hold percentage increased 3.9 percentage points to 9.1% from 5.2%, which was slightly higher than the expected range of 4% to 9%.

Lodging Revenues. Lodging revenues increased $4.7 million to $15.1 million for the quarter ended September 30, 2010, compared to $10.4 million for the quarter ended September 30, 2009. The increase in lodging revenues was primarily due to an increase in occupied rooms to 112,559 from 76,698, an increase of 35,861 or 46.8%. The increase in occupied rooms was a result of completing the expansion project and opening the all suite HRH Tower in late December 2009. The average daily rate decreased to $134 from $136, a decrease of $2 or 1.0%. Hotel occupancy decreased 760 basis points to 81.3% from 89.0%.
Food and Beverage Revenues. The $0.6 million increase in food and beverage revenues was due primarily to a $1.2 million increase in Vanity over Body English, which closed January 1, 2010, a $0.2 million increase in Mr. Lucky’s and a $0.2 million increase in room service. In addition to these increases, there was $1.1 million in revenue from West Pool, $0.7 million in revenue from Sky Bar, $0.5 million in revenue from Luxe Bar, $0.3 million in revenue from Johnny Smalls, $0.1 million in revenue from Espumoso, $0.1 million in revenue from Midway Bar and $0.1 million in revenue from Sports Deluxe which opened as a result of completing the expansion project in late December 2009. These increases were offset by a $1.2 million decrease in Beach Club, a $0.9 million decrease in Wasted Space (which closed September 2010), a $0.6 million decrease in banquets, a $0.4 million decrease in Joint Bar, a $0.2 million decrease in AGO, a $0.2 million decrease in Center Bar, a $0.1 million decrease in Rare 120, a $0.1 million decrease in service bar, a $0.1 million decrease in Poker Lounge and a $0.1 million decrease in Pink Taco. Management believes the overall increase in food and beverage revenue is due to higher customer volumes as a result of completing the expansion project.
Retail Revenues. Retail revenues decreased $0.2 million to $1.2 million for the quarter ended September 30, 2010, compared to $1.4 million for the quarter ended September 30, 2009. As a result of the expansion, the Retail store lost 10% of the square footage and roughly 25% of the available merchandising capacity. Management believes that this, coupled with the additional retail tenants at the Hard Rock and in Las Vegas and poor market conditions, has caused the retail revenue to decline year over year.
Other Revenues. Other revenue decreased approximately $1.1 million primarily due to a decrease in entertainment revenue as a result of hosting 7 fewer concerts in the third quarter of 2010 than in the third quarter 2009. The Hard Rock hosted 32 and 39 entertainment events in the third quarter of 2010 and 2009, respectively.
Promotional Allowances. Promotional allowances decreased $1.4 million or 19.0% over the prior period for the quarter ended September 30, 2010. Promotional allowances decreased as a percentage of total revenues to 8.7% from 12.7% between periods. This decrease is due to fewer promotional allowances offered by Vanity and less promotional activity by Casino Marketing.
Casino Expenses. Casino expenses increased $1.8 million or 17.9% to $12.2 million from $10.4 million. The increase was primarily due to a $0.7 million increase in customer discounts, a $0.4 million increase in payroll related expenses, a $0.4 million increase in taxes and license fees, a $0.3 million increase in bad debt expense and a $0.2 million increase in travel reimbursements, which were slightly offset by a $0.2 million decrease in complimentary expenses. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.
Lodging Expenses. Lodging costs and expenses increased 125.5% or $2.8 million to $5.1 million for the quarter ended September 30, 2010. Lodging expenses increased from the prior period due primarily to approximately a $1.4 million increase in payroll and related expenses, a $0.5 million increase in contract maintenance, a $0.3 million increase in laundry expenses, a $0.3 million increase in miscellaneous operating supplies, a $0.2 million increase in travel agent commissions and a $0.1 million increase in credit card fees.

Food and Beverage Costs And Expenses. Food and beverage costs and expenses increased by 25.5% or $2.8 million over the prior period for the quarter ended September 30, 2010. Food and beverage costs and expenses in relation to food and beverage revenues increased to 53.4% from 43.9% in the prior year on increases in food and beverage revenues of 2.5% to $26.0 million from $25.4 million. The increase in expenses was primarily due to a $0.9 million increase in advertising, a $0.9 million increase in professional services for disc jockeys and special events, a $0.4 million increase in product costs, a $0.2 million increase in payroll and related expenses and a $0.4 million increase in miscellaneous operating supplies.
Retail Costs and Expenses. Retail costs and expenses remained constant at $0.8 million for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.
Other Costs and Expenses. Other costs and expenses decreased 21.4% or $1.8 million over the prior period for the quarter ended September 30, 2010. Other costs and expenses in relation to other income decreased to 81.0% from 91.1%. Concert and event costs decreased $1.8 million over the prior period as a result of hosting seven fewer concerts and events.
Marketing, General and Administrative. Marketing, general and administrative expenses increased 142.8% or $12.1 million over the prior period for the quarter ended September 30, 2010. Marketing, general and administrative expenses in relation to gross revenues increased to 31.0% from 15.1%. The $12.1 million increase in these expenses was primarily due to a $3.5 million increase in DLJMBP consulting fees, a $2.5 million increase in reimbursable expenditures to DLJMBP, a $2.1 million increase in payroll and related expenses, a $1.4 million increase in utilities, a $0.9 million increase in contract services and maintenance, a $0.6 million increase in judgments and settlements, a $0.5 million increase in property insurance, a $0.5 million increase in property taxes, a $0.3 million increase in complimentary expenses, and a $0.4 million increase in advertising expense. These increases were slightly offset by a $0.6 million decrease in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs.
Fees and Expense Reimbursements —Related Party. Management fee—related party expenses increased $0.2 million or 10.1% to $2.5 million from $2.3 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues and all other income.
Depreciation and Amortization. Depreciation and amortization expense increased by $7.2 million to $13.5 million for the quarter ended September 30, 2010 from $6.3 million for the quarter ended September 30, 2009. The increase in depreciation and amortization expense is a result of additional assets being placed into service, as a result of completing the expansion project.
Interest Expense. Interest expense decreased $2.8 million or 14.8% to $16.5 million for the quarter ended September 30, 2010, compared to $19.3 million for the quarter ended September 30, 2009. The decrease in interest expense reflects a reduction of $4.7 million in loan cost amortization, as the initial loan costs were fully amortized in February 2010, partially offset by an increase in interest expense of $1.9 million. The deferred financing amortization occurred over the 36-month life of the applicable loans at approximately $1.7 million per month. Payments on the debt under the Credit Facility are based upon LIBOR, plus a spread of 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). Payments on the debt under the land acquisition financing are based on 30-day LIBOR, plus a blended spread of 17.9%.
Pre-opening Expenses. Pre-opening expenses decreased $1.8 million to $14,000 for the quarter ended September 30, 2010 from $1.8 million for the quarter ended September 30, 2009. The decrease in pre-opening expenses was due to completing the expansion project.
Income Taxes. The Company reported income tax expense of $107,000 for the quarter ended September 30, 2010 because of an increase in the deferred tax liability related to indefinite life intangibles. The Company maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under FASB ASC 740-10 (SFAS 109), and as further discussed below. The valuation allowance was established subsequent to the purchase allocation on February 1, 2007 (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.

Other Comprehensive Loss. For the quarter ended September 30, 2010, the total fair value of derivative instruments that qualify for hedge accounting changed by $4.1 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive (Loss) Income. Comprehensive loss was $31.3 million compared to a comprehensive loss of $18.2 million during the prior quarter. The increase in comprehensive loss was due to the factors described above.
Comparison of the Nine Month Period ended September 30, 2010 to the Nine Month Period ended September 30, 2009
The following table presents our consolidated operating results for the nine month periods ended September 30, 2010 and 2009, and the change in such data between the two periods.

	Nine Months Ended	Nine Months Ended	Change	Change
	Sep 30, 2010	Sep 30, 2009	($)	(%)
	(in thousands)
INCOME STATEMENT DATA:
REVENUES:
Casino	$48,414	$34,622	$13,792	39.8%
Lodging	43,431	26,238	17,193	65.5%
Food and beverage	79,336	58,956	20,380	34.6%
Retail	3,572	4,038	(466)	-11.5%
Other	23,649	21,535	2,114	9.8%

Gross Revenues	198,402	145,389	53,013	36.5%

Less: promotional allowances	(19,063)	(19,326)	263	-1.4%

Net revenues	179,339	126,063	53,276	42.3%

COSTS AND EXPENSES:
Casino	37,607	30,174	(7,433)	-24.6%
Lodging	14,017	5,181	(8,836)	-170.5%
Food and beverage	42,182	29,182	(13,000)	-44.5%
Retail	2,283	2,304	21	0.9%
Other	18,136	15,790	(2,346)	-14.9%
Marketing	6,515	3,335	(3,180)	-95.4%
Fees and expense reimbursements —related party	7,505	5,599	(1,906)	-34.0%
General and administrative	39,016	20,760	(18,256)	-87.9%
Depreciation and amortization	39,047	16,646	(22,401)	-134.6%
Loss on disposal of assets	2	89	87	97.8%
Pre-opening	726	8,006	7,280	90.9%

Total costs and expenses	207,036	137,066	(69,970)	-51.0%

LOSS FROM OPERATIONS	(27,697)	(11,003)	(16,694)	151.7%
Interest income	24	330	(306)	-92.7%
Interest expense, net of capitalized interest	(51,990)	(59,401)	7,411	-12.5%

Loss before income tax expense	(79,663)	(70,074)	(9,589)	13.7%
Income tax expense	359	—	(359)	-100.0

Net loss	(80,022)	(70,074)	(9,948)	14.2%
Other comprehensive loss:
Interest rate cap fair market value adjustment, net of tax	1,550	10,062	(8,512)	-84.6%

Comprehensive loss	$(78,472)	$(60,012)	$(18,460)	30.8%

Net Revenues. Net revenues increased 42.3% for the nine month period ended September 30, 2010 to $179.3 million compared to $126.0 million for the nine month period ended September 30, 2009. The $53.3 million increase in net revenues was primarily attributable to a $13.8 million or 39.8% increase in casino revenue, a $17.2 million or 65.5% increase in lodging revenue, a $20.4 million or 34.6% increase in food and beverage revenue, a $2.1 million increase in other revenues and a $0.3 million decrease in promotional allowances related to items furnished to customers on a complimentary basis. These increases were slightly offset by a $0.5 million decrease in retail revenues.
Casino Revenues. The $13.8 million increase in casino revenues to $48.4 million was primarily due to a $12.5 million or 56.4% increase in table games revenue and a $1.5 million or 14.7% increase in slot revenue, which was slightly offset by a $0.1 million decrease in poker revenue and a $0.2 million decrease in race and sports revenue. The increase in table games revenue was due to an increase in table games drop and hold percentage. Management believes that table games drop increased because of an increase in visitation to the casino at the Hard Rock, resulting from the completion of the expansion project and an increase in “hosted play” (i.e., players attracted to the Hard Rock’s casino by our casino hosts) and a change in the rules for the use of promotional chips, which allows the promotional chips to be played until lost versus only played for one hand, similar to other properties on the Las Vegas strip. Table games hold percentage increased 240 basis points to 13.6% from 11.2%, which was within the expected range of 12% to 16% for the current nine month period. Table games drop increased $56 million or 28.1% to $255 million from $199 million. The average number of table games in operations was increased from 83 tables in 2009 to 117 tables in 2010. The net result of these changes in drop and average number of table games in operation was an increase in win per table game per day to $1,088 from $977, an increase of $111 or 11.4%. We have historically reported table games hold percentage using the gross method, while casinos on the Las Vegas Strip report hold percentage using the net method (which reduces the table game drop by marker repayments made in the gaming pit area). For the purpose of comparison to properties on the Las Vegas Strip, our net hold percentage for the nine month period ended September 30, 2010 was 17.4% compared to 13.9% for the nine month period ended September 30, 2009. Slot machine revenues increased $1.5 million from $10.3 million to $11.8 million. Slot machine handle increased $9 million from $246 million to $255 million. Slot machine hold percentage increased 40 basis points from 4.2% to 4.6%, which was within the expected range of 4% to 7%. The average number of slot machines in operation increased to 764 from 522, an increase of 242 machines or 46.4%. The net result of these changes in handle, hold percentage and average number of slot machines in operation was a decrease in win per slot machine per day from $72.74 to $56.93, a decrease of $15.81 or 21.7%. Race and sports book revenue decreased $0.2 million due to a decrease in hold percentage. The race and sports book write increased $3.6 million to $18.6 million in the nine month period ended September 30, 2010 from $15.0 million in the nine month period ended September 30, 2009. Race and sports book hold percentage decreased 200 basis points to 4.0% from 6.0%, which was within the expected range of 4% to 9%.

Lodging Revenues. Lodging revenues increased $17.2 million to $43.4 million for the nine month period ended September 30, 2010, compared to $26.2 million for the nine month period ended September 30, 2009. The increase in lodging revenues was primarily due to an increase in occupied rooms to 326,035 from 177,838, an increase of 148,197 or 83.3%. The increase in occupied rooms was a result of completing the expansion project which added approximately 865 additional guest rooms. Hotel occupancy decreased to 80.2% from 90.0% between periods and average daily rate decreased to $133 from $147, a decrease of 9.7% between periods.
Food and Beverage Revenues. The $20.4 million increase in food and beverage revenues was due primarily to a $8.8 million increase in Vanity over Body English (which closed on January 1, 2010), a $2.5 million increase in banquets, a $1.5 million increase in Rare 120, a $1.4 million increase in Mr. Lucky’s, a $1.2 million increase in room service, a $0.4 million increase in Pink Taco and a $0.2 million increase in Starbucks. In addition to these increases, there was $2.6 million in revenue from West Pool, $1.5 million in revenue from Luxe Bar, $0.8 million in revenue from Sky Bar, $0.6 million in revenue from Midway Bar, $0.6 million in revenue from Johnny Smalls (which opened as a result of completing the expansion project in late December 2009), $0.4 million in revenue from Espumoso and $0.3 million in revenue from Sports Deluxe. The increase in food and beverage revenue was offset by a $0.8 million decrease in Beach Club, a $0.8 million decrease in Wasted Space (which closed late September 2010), a $0.3 million decrease in Center Bar, a $0.2 million decrease in Joint Bar, a $0.1 million decrease in AGO, a $0.1 million decrease in service bar and a $0.1 million decrease in Poker Lounge. Management believes the overall increase in food and beverage revenue was due to higher customer volumes as a result of completing the expansion project.
Retail Revenues. Retail revenues decreased $0.5 million to $3.5 million for the nine month period ended September 30, 2010, compared to $4.0 million for the nine month period ended September 30, 2009. As a result of the expansion, the Retail store lost 10% of the square footage and roughly 25% of the available merchandising capacity. Management believes that this, coupled with the additional retail tenants at the Hard Rock and in Las Vegas and poor market conditions, has caused the retail revenue to decline year over year.
Other Revenues. Other revenue increased approximately $2.1 million primarily due to entertainment revenue as a result of a $0.5 million increase in sundries revenue, a $0.5 million increase in Reliquary, a $0.1 million increase in Brannon Hair and a $2.7 million increase in other revenue including tenant rent and sponsorship income. These increases were offset by a $1.7 million decrease in entertainment revenue.
Promotional Allowances. Promotional allowances decreased $0.3 million or 1.4% over the nine month period ended September 30, 2010. Promotional allowances decreased as a percentage of total revenues to 9.6% from 13.3% between periods. This decrease is due to fewer promotional allowances offered by Vanity and less promotional activity by Casino Marketing.
Casino Expenses. Casino expenses increased $7.4 million or 24.6% to $37.6 million from $30.2 million. The increase was primarily due to a $2.3 million increase in payroll and related expenses, a $1.9 million increase in complimentary expenses, a $1.3 million increase in bad debt expense, a $1.2 million increase in taxes and licenses, a $0.3 million increase in miscellaneous operating supplies, a $0.2 million increase in customer discounts and a $0.2 million increase in contract services. Our provision and allowance for doubtful accounts are based on estimates by management of the collectability of the receivable balances at each period end. Management’s estimates consider, among other factors, the age of the receivables, the type or source of the receivables and the results of collection efforts to date, especially with regard to significant accounts.
Lodging Expenses. Lodging costs and expenses increased 170.5% or $8.8 million to $14.0 million for the nine month period ended September 30, 2010. Lodging expenses in relation to lodging revenues increased to 32.3% from 19.8% in the prior period due primarily to an approximately $4.7 million increase in payroll and related expenses, a $1.5 million increase in laundry expense, a $0.9 million increase in contract maintenance, a $0.7 million increase in travel agent commissions, a $0.5 million increase in credit card fees, a $0.4 million increase in miscellaneous operating supplies and a $0.1 million increase in contract services.

Food and Beverage Costs And Expenses. Food and beverage costs and expenses increased by 44.5% or $13.0 million over the nine month period ended September 30, 2010. Food and beverage costs and expenses in relation to food and beverage revenues increased to 53.2% from 49.5% in the prior year due primarily to increases in food and beverage revenues of 34.6% to $79.3 million from $59.0 million. Management believes these revenue increases were primarily derived from additional customer visitation from the completion of the expansion project. The $13.0 million increase was primarily due to a $4.6 million increase in payroll and related expenses, a $3.3 million increase in food and beverage product costs, a $1.8 million increase in management and related fees, a $1.5 million increase in professional services for disc jockeys and special events, a $1.4 million increase in advertising, a $0.2 million increase in laundry expense, a $0.1 million increase in contract maintenance and a $0.1 million increase in repairs and maintenance expense.
Retail Costs and Expenses. Retail costs and expenses remained constant at $2.3 million from the prior period for the nine month period ended September 30, 2010. Retail costs and expenses in relation to retail revenues increased to 63.9% from 57.1% in the prior period.
Other Costs and Expenses. Other costs and expenses increased 14.9% or $2.3 million over the prior period for the nine month period ended September 30, 2010. Other costs and expenses in relation to other income increased to 76.7% from 73.3%. The increase was primarily due to a $1.0 million increase in payroll and related expenses, a $0.9 million increase in complimentary expenses, a $0.2 million increase in sundries cost of goods sold, a $0.1 million increase in concert expense and a $0.1 million increase in repairs and maintenance.
Marketing, General and Administrative. Marketing, general and administrative expenses increased 89.0% or $21.4 million over the prior period for the nine month period ended September 30, 2010. Marketing, general and administrative expenses in relation to gross revenues increased to 23.0% from 16.6%. The $21.4 million increase in these expenses was primarily due to a $6.4 million increase in payroll and related expenses as a result of completing the expansion project, a $3.5 million increase in DLJMBP monitoring fees, a $3.1 million increase in utilities, a $2.6 million increase in contract maintenance, a $2.5 million increase in reimbursable expenditures to DLJMBP, a $1.7 million increase in advertising and promotional activity, a $1.7 million increase in property tax, a $1.0 million increase in property insurance, a $0.7 million increase in contract services, a $0.7 million increase in judgments and settlements, a $0.7 million increase in complimentary expenses, a $0.7 million increase in miscellaneous operating expenses, a $0.4 million increase in use tax and a $0.2 million increase in legal. These increases were offset by a $4.5 million decrease in legal and professional services associated with the protection and development of our intellectual property, Sarbanes Oxley compliance work and joint venture costs.
Fees and Expense Reimbursements —Related Party. Management fee—related party expenses increased $1.9 million or 34.0% to $7.5 million from $5.6 million. As compensation for its services, Morgans Management receives a management fee equal to four percent of defined non-gaming revenues including casino rents and all other rental income and a chain service expense reimbursement, which reimbursement is subject to a cap of one and one half percent of defined non-gaming revenues and all other income.
Depreciation and Amortization. Depreciation and amortization expense increased by $22.4 million to $39.0 million for the nine month period ended September 30, 2010 from $16.6 million for the nine month period ended September 30, 2009. The increase in depreciation and amortization expense is a result of additional assets being placed into service, as a result of completing the expansion project.
Interest Expense. Interest expense decreased $7.4 million or 12.5% to $52.0 million for the nine month period ended September 30, 2010, compared to $59.4 million for the nine month period ended September 30, 2009. The decrease in interest expense reflects a reduction of $13.5 million in loan cost amortization, as the initial loan costs were fully amortized in February 2010, partially offset by an increase in interest expense of $6.1 million. The deferred financing amortization occurred over the 36-month life of the applicable loans at approximately $1.7 million per month. Payments on the debt under the Credit Facility are based upon LIBOR, plus a spread of 4.25%, subject to adjustment upwards in certain circumstances (i.e., extension of the term of the financing). Payments on the debt under the land acquisition financing are based on 30-day LIBOR, plus a blended spread of 17.9%.
Pre-opening Expenses. Pre-opening expenses decreased $7.3 million to $0.7 million for the nine month period ended September 30, 2010 from $8.0 million for the nine month period ended September 30, 2009. The decrease in pre-opening expenses was due to completing the expansion project.

Income Taxes. The Company reported income tax expense of $359,000 for the nine month period ended September 30, 2010 because of an increase in the deferred tax liability related to indefinite life intangibles. The Company maintains a full valuation allowance to offset net deferred tax assets due to the uncertainty of future earnings as required under FASB ASC 740-10 (SFAS 109), and as further discussed below. The valuation allowance was established subsequent to the purchase allocation on February 1, 2007 (not including deferred tax liabilities related to indefinite life intangibles) because it could not be determined that it is more likely than not that future taxable income will be realized to recognize deferred tax assets.
Other Comprehensive Loss. For the nine month period ended September 30, 2010, the total fair value of derivative instruments that qualify for hedge accounting changed by $8.5 million and is included in other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives that qualify for hedge accounting will be reclassified to interest expense as interest payments are made on our variable-rate debt. We reflect the change in fair value of all hedging instruments in cash flows from operating activities.
Comprehensive Loss. Comprehensive loss was $78.5 million for the nine month period ended September 30, 2010 compared to a comprehensive loss of $60.0 million during the nine month period ended September 30, 2009. The increase in comprehensive loss was due to the factors described above.
Cash Flows for the Nine Month Period ended September 30, 2010 Compared to Cash Flows for the Nine Month Period ended September 30, 2009
Operating Activities. Net cash used by operating activities amounted to $14.1 million for the nine month period ended September 30, 2010, compared to $21.2 million for the nine month period ended September 30, 2009. The decrease in net cash used in operating activities was primarily due to a decline in interest expense on the junior mezzanine loans under the Credit Facility as a result of the interest being deferred which will compound and accrue until either certain cash flow covenants have been met or the maturity date of such loans.
Investing Activities. Net cash used in investing activities amounted to $71.4 million for the nine month period ended September 30, 2010, compared to $255.2 million for the nine month period ended September 30, 2009. The net cash used in investing activities primarily relates to the construction expenses of the expansion project and the change in restricted reserve accounts under the Credit Facility. The decrease in net cash used in investing activities primarily results from the completion of the expansion project, utilizing restricted cash construction reserves for the project and the resulting reduction in the investment in new assets.
Financing Activities. Net cash provided by financing activities amounted to $93.8 million for the nine month period ended September 30, 2010, compared to $276.4 million for the nine month period ended September 30, 2009. The net cash provided by financing activities for the nine month period ended September 30, 2010 represents an additional $95.0 million of borrowings under the Credit Facility, offset by a $1.3 million reduction in loan financing costs. The decrease in net cash provided by financing activities primarily results from our completion of the expansion project and the resulting reduction in construction funding under the Credit Facility.
Liquidity and Capital Resources
As of September 30, 2010, we had total current assets of approximately $70.6 million, including approximately $20.5 million in available cash and cash equivalents and $32.9 million of restricted cash reserves held in accordance with certain of our subsidiaries’ loan agreements and gaming regulatory requirements. As of September 30, 2010, we had total current liabilities of approximately $126.3 million. As of September 30, 2010, our total long-term debt, was approximately $1.3 billion and our total member’s deficit was approximately $143.3 million. During the next 12 months, we expect our liquidity requirements to consist primarily of funds necessary to pay operating expenses associated with our subsidiaries’ hotel and casino operations, interest, amortization payments, fees and expenses under certain of our subsidiaries’ loan agreements (including required deposits into reserve accounts) and capital expenditures associated with the Hard Rock.

Our long-term debt is comprised of a senior mortgage loan and three mezzanine loans incurred by certain of our subsidiaries (collectively, the “Credit Facility”). As of September 30, 2010, no additional borrowings were available under the Credit Facility. Under the Credit Facility, the subsidiaries established a cash management account to hold the cash that they generate from their operations. This account is under the sole control of the lenders under the Credit Facility, which have a first priority security interest in the account and any amounts on deposit therein. The terms of the Credit Facility govern the use of amounts on deposit in the account, and the subsidiaries’ ability to apply such amounts to the operating expenses associated with their hotel and casino operations is conditioned upon the satisfaction of certain payments required by the Credit Facility.
The current maturity date of the $1.3 billion outstanding under the Credit Facility is February 9, 2011, with three one-year options to extend the maturity date provided that the subsidiaries party to the Credit Facility satisfy certain conditions, including that no events of default or monetary defaults have occurred under the mortgage loan or any mezzanine loan, payment of all unpaid interest and other amounts due and payable to the mortgage and mezzanine lenders at such time, deposits into certain reserves if required, simultaneous extension of the mortgage and all mezzanine loans, and payment of a .25% extension fee to the mortgage lender. In the event of default under the Credit Facility, we may be required to reclassify the Credit Facility as a current liability.
Anticipated sources of our liquidity needs during the next 12 months include our subsidiaries’ existing working capital, cash provided by our subsidiaries’ operations and our subsidiaries’ restricted cash reserves. Due to the downturn in the Las Vegas economy, our high degree of leverage and seasonality, the operating cash flows of our subsidiaries were not sufficient to fully cover debt service under the subsidiaries’ Credit Facility for the nine month period ended September 30, 2010. However, the subsidiaries used funds from the reserves they had established under the Credit Facility to meet their liquidity needs. We anticipate that our subsidiaries may not be able to fully fund both their operating expenses and debt service under their Credit Facility solely from their revenues until the economic conditions affecting Las Vegas have improved from their current conditions. If there is an event of default under the Credit Facility, the lenders could take certain actions that would have a significant negative impact on us. The consolidated financial statements in this report do not contain any adjustments as a result of such uncertainties.
We are reviewing our options to identify the best possible resolution to our liquidity position, including pursuing discussions with our subsidiaries’ lenders. Additional potential sources of liquidity may include licensing or sale of our intellectual property or additional debt or equity financing. However, our ability to raise funds through additional financings is dependent upon a number of factors, many of which are outside of our control. Our high levels of indebtedness substantially limit our ability to borrow more money. Global market and economic conditions have also continued to be challenging and the cost and availability of capital have been and may continue to be adversely affected. Moreover, in order to incur additional indebtedness or restructure our subsidiaries’ existing indebtedness, the subsidiaries generally would need to obtain the consent of the lenders under their loan agreements. As a result, we cannot assure you that these subsidiaries would be able to refinance or restructure maturing liabilities or to meet liquidity needs by accessing capital markets or other sources of liquidity.
Capital Expenditures, Interest Expense and Reserve Funds
Certain of our subsidiaries are obligated to maintain reserve funds for capital expenditures at the Hard Rock as determined pursuant to the Credit Facility. These capital expenditures relate primarily to the periodic replacement or refurbishment of furniture, fixtures and equipment. The Credit Facility requires the subsidiaries to deposit funds into a replacements and refurbishments reserve fund at amounts equal to three percent of the Hard Rock’s gross revenues and requires that the funds be set aside in restricted cash. As of September 30, 2010, $1.8 million was available in restricted cash reserves for future capital expenditures in the replacements and refurbishments reserve fund.
Certain of our subsidiaries also have funded a general reserve account and an equity/accrual subaccount, as required under the Credit Facility. As of September 30, 2010, $11.7 million and $11.3 million was available in restricted cash reserves in the general and equity/accrual subaccount reserve funds, respectively. The equity accrual subaccount holds amounts funded into the general reserve in excess of $20 million at any time. In addition, pursuant to gaming requirements certain of our subsidiaries maintain up to $10 million in reserve for their gaming operations, which in accordance with the Credit Facility is not deposited into the cash management account described above.
One of our subsidiaries is also obligated to maintain reserve funds for interest expense and insurance and property tax pursuant to the land acquisition loan it has entered into with respect to an approximately 11-acre parcel of land located adjacent to the Hard Rock. The lenders will make disbursements from the interest and insurance and property tax reserve funds upon the subsidiary’s satisfaction of conditions to disbursement under the land acquisition loan. As of September 30, 2010, $2.1 million and $0.6 million were available in restricted cash reserves in the interest and insurance and property tax reserve funds, respectively. On December 9, 2010, the subsidiary will be required to either deposit an additional estimated $3.5 million into the interest reserve account or convey the land securing the loan to the lenders in accordance with arrangements pre-negotiated with the lenders. It is anticipated that the reserve payment will not be made. As a result, we have reclassified the land acquisition loan as a current liability. We do not expect any other material negative consequences from not making the payment.

Derivative Financial Instruments
We use derivative financial instruments to manage exposure to the interest rate risks related to the variable rate debt under the Credit Facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. The fair value of our derivative financial instruments is determined by our management. Such methods incorporate standard market conventions and techniques such as discounted cash flow and option pricing models to determine fair value. We believe these methods of estimating fair value result in general approximation of value, and such value may or may not be realized.
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
Contractual Obligations and Commitments
We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the nine month period ended September 30, 2010, there were no material changes outside the ordinary course of our business in such contractual obligations.
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
Impairment of Goodwill, Intangible Assets and Other Long-lived Assets
We evaluate our goodwill, intangible assets and other long-lived assets in accordance with the applications of FASB ASC 350 (prior authoritative literature: SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, (“SFAS No. 142”)), related to goodwill and other intangible assets and of FASB ASC 360-10 (prior authoritative literature: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”)), related to possible impairment of or disposal of long-lived assets. For goodwill and indefinite-life intangible assets, we will review the carrying values on an annual basis and between annual dates in certain circumstances. For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever indicators of impairment exist.
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
Indefinite-lived intangible assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets in the fourth quarter of each fiscal year. While certain of the inputs used in our valuation model for assessing the value relative to our indefinite-lived intangible assets potentially constitute Level 2 inputs (observable inputs), we often apply adjustments to the inputs, and, thus, render those inputs as Level 3 (unobservable inputs). As a result, the majority of our inputs used in our valuation model constitute Level 3 inputs. We believe that no significant events occurred during the quarter ended September 30, 2010 that would indicate impairment exists.
Non-financial assets must be reviewed for impairment at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for non-financial assets in the fourth quarter of each fiscal year. Most of the inputs used in our valuation model for assessing the value relative to our non-financial assets constitute Level 2 inputs. We believe that no significant events occurred during the quarter ended September 30, 2010 that would indicate impairment exists.
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
While our management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of our subsidiaries’ hotel casino or any of its assets. Substantially all property and equipment is pledged as collateral for long-term debt.
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
Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate caps as part of its cash flow hedging strategy. During the quarter ended September 30, 2010, interest rate caps were used to hedge the variable cash flows associated with existing variable-rate debt.
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
Although we have determined that the majority of the inputs used to value our derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivative instruments use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or any of our counterparties. However, as of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivative instruments. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2010, the total value of the interest rate caps valued under FASB ASC 820-10 (SFAS No. 157) included in other assets was approximately $1,000.
Although we have determined that the majority of the inputs used to value our long-term debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our long-term debt use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us or our lenders. However, as of September 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our long-term debt and have determined that the credit valuation adjustments are not significant to the overall valuation of our long-term debt. As a result, we have determined that our long-term debt valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2010, the total fair value of our long-term debt valued under FASB ASC 820-10 (SFAS No. 157) did not materially differ from its carrying value of approximately $1.3 billion.
Share-Based Payments
Our only share-based award activity is the grant of Class C Units of the Company to certain executive officers and other employees. Under FASB ASC 718-10, Compensation (prior authoritative literature: SFAS No. 123R, Share-Based Payment), at the issuance date of January 14, 2009, the Class C Units were valued at zero as their value is subordinate to the capital contributions of our other members and all of our outstanding debt, which currently exceeds the fair market value of the Company. The Class C Units contain certain vesting conditions, including time thresholds, our attainment of performance targets and our completion of milestones related to our expansion project. As of September 30, 2010, no GAAP expense has been recorded for the Class C Units. No taxable event occurs with respect to the Class C Units until they fully vest and are available to the respective grantee.

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
We assess our projected future taxable income (loss) based on our expansion plans, debt service and history of earnings and losses. Our management could not determine that it is more likely than not that future taxable income will be realized to recognize deferred tax assets. Accordingly, during the quarter ended September 30, 2010, we maintained a valuation allowance equal to our “Net Deferred Tax Assets” (excluding deferred tax liabilities relating to land and indefinite life intangible assets).
On January 1, 2007, we adopted the provisions for uncertain tax positions under FASB ASC 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109). As of December 31, 2009 and September 30, 2010, we had zero unrecognized tax benefits. We do not believe we will have any material changes in our unrecognized tax positions over the next 12 months. We do not have any interest or penalties associated with any unrecognized tax benefits.
Allowance for Uncollectible Receivables
Substantially all of our accounts receivable are unsecured and are due primarily from our subsidiaries’ casino and hotel patrons and convention functions. Financial instruments that potentially subject us to concentrations of credit risk consist principally of casino accounts receivable. We issue credit in the form of “markers” to approved casino customers following investigations of creditworthiness. Non-performance by these parties would result in losses up to the recorded amount of the related receivables. Business or economic conditions or other significant events could also affect the collectibility of such receivables.
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
Recently Issued Accounting Pronouncements
FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“ FASB ASC 105-10-65 (SFAS No. 168) ”), establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP. The Codification is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS No. 168) did not have a material impact on our consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our subsidiaries’ loan agreements has a variable interest rate. We are therefore most vulnerable to changes in short-term U.S. prime interest rates. We use some derivative financial instruments, primarily interest rate caps, to manage our exposure to interest rate risks related to our subsidiaries’ floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2010, our subsidiaries’ total outstanding debt was approximately $1.3 billion, all of which was variable rate debt. We have entered into five interest rate cap agreements for our subsidiaries’ Credit Facility with an aggregate notional amount of $1.285 billion and with a LIBOR cap of 1.23313%. At September 30, 2010, the LIBOR index rate applicable to us was 0.26% thereby making the caps for the Credit Facility out of the money. Subject to the caps, as of September 30, 2010, an increase in market rates of interest by 0.125% would have increased our annual interest expense by $1.5 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense by $1.5 million.
Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures. Our management, with the participation of the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. The principal executive officer and principal financial officer have concluded the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On September 21, 2010, Hard Rock Café International (USA), Inc. filed a lawsuit, Hard Rock Café International (USA), Inc. v. Hard Rock Hotel Holdings, LLC et al., against the Company, its subsidiaries Hard Rock Hotel, Inc. and HRHH IP, LLC and other entities in the United States District Court for the Southern District of New York. Plaintiff asserts claims for trademark infringement, trademark dilution, unfair competition and breach of contract. The gravamen of the claims is that defendants allegedly have caused injury to plaintiff through (i) the reality television show “Rehab: Party at the Hard Rock Hotel” and (ii) various ventures in which the Company or its affiliates are alleged to have used or sublicensed the Hard Rock marks in an unauthorized manner, including the Hard Rock Hotel & Casino Tulsa, the Hard Rock Hotel & Casino Albuquerque, certain facilities branded “HRH”, and the registration of certain domain names. We believe the claims are without merit, among other reasons, because we are entitled to use and sublicense the Hard Rock marks pursuant to a 1996 license agreement. We intend to vigorously defend the suit.
We are a defendant in various other lawsuits relating to routine matters incidental to our business. Management provides an accrual for estimated losses that may occur and does not believe that the outcome of these other pending claims or litigation, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity beyond the amounts recorded in the accompanying balance sheet as of September 30, 2010.
Item 1A. Risk Factors.
We believe the economic drivers that impact underlying destination resort fundamentals, such as growth in gross domestic product, business investment and employment, are likely to remain weak in 2010 and 2011. The expected weakness in these drivers may significantly negatively impact revenues in future periods.
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
Item 4. (Removed and Reserved).
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

HARD ROCK HOTEL HOLDINGS, LLC
November 8, 2010	By:	/S/ JOSEPH A. MAGLIARDITI
		Name:	Joseph A. Magliarditi
		Title:	Chief Operating Officer

November 8, 2010	By:	/S/ ARNOLD D. BOSWELL
		Name:	Arnold D. Boswell
		Title:	Chief Financial Officer of HRHI